Form 10-Q
period 2021-09-30
Interactive Brokers Group, Inc.
filed 2021-11-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

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

As of November 5, 2021, there were 98,173,054 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Cash and cash equivalents	$2,838	$4,292
Cash - segregated for regulatory purposes	23,125	15,903
Securities - segregated for regulatory purposes	14,400	27,821
Securities borrowed	3,811	4,956
Securities purchased under agreements to resell	6,108	792
Financial instruments owned, at fair value
Financial instruments owned	582	544
Financial instruments owned and pledged as collateral	77	86
Total financial instruments owned, at fair value	659	630
Receivables
Customers, less allowance for credit losses of $9 and $17 as of September 30, 2021 and December 31, 2020	50,503	39,333
Brokers, dealers and clearing organizations	4,038	1,254
Interest	113	104
Total receivables	54,654	40,691
Other assets	687	594
Total assets	$106,282	$95,679
Liabilities and equity
Short-term borrowings	$28	$118
Securities loaned	10,535	9,838
Financial instruments sold, but not yet purchased, at fair value	233	153
Payables
Customers	84,087	75,882
Brokers, dealers and clearing organizations	781	182
Affiliate	240	199
Accounts payable, accrued expenses and other liabilities	357	298
Interest	10	6
Total payables	85,475	76,567
Total liabilities	96,271	86,676
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 98,305,396 and 90,909,889 shares, Outstanding – 98,162,756 and 90,773,105 shares as of September 30, 2021 and December 31, 2020	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,433	1,244
Retained earnings	896	683
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of September 30, 2021 and December 31, 2020	5	26
Treasury stock, at cost, 142,640 and 136,784 shares as of September 30, 2021 and December 31, 2020	(4)	(3)
Total stockholders’ equity	2,331	1,951
Noncontrolling interests	7,680	7,052
Total equity	10,011	9,003
Total liabilities and equity	$106,282	$95,679

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2021	2020	2021	2020
Revenues
Commissions	$311	$279	$1,030	$824
Other fees and services	49	45	160	123
Other income (loss)	(170)	29	68	25
Total non-interest income	190	353	1,258	972

Interest income	325	240	1,022	853
Interest expense	(51)	(45)	(169)	(206)
Total net interest income	274	195	853	647
Total net revenues	464	548	2,111	1,619

Non-interest expenses
Execution, clearing and distribution fees	61	74	183	227
Employee compensation and benefits	98	77	291	239
Occupancy, depreciation and amortization	19	17	58	51
Communications	8	6	24	19
General and administrative	44	37	138	206
Customer bad debt	—	3	3	13
Total non-interest expenses	230	214	697	755
Income before income taxes	234	334	1,414	864
Income tax expense	28	32	116	65
Net income	206	302	1,298	799
Less net income attributable to noncontrolling interests	164	256	1,057	675
Net income available for common stockholders	$42	$46	$241	$124

Earnings per share
Basic	$0.44	$0.59	$2.60	$1.60
Diluted	$0.43	$0.58	$2.58	$1.58
Weighted average common shares outstanding
Basic	96,229,958	78,509,625	92,814,767	77,543,008
Diluted	96,989,968	79,120,548	93,671,689	78,243,699

Comprehensive income
Net income available for common stockholders	$42	$46	$241	$124
Other comprehensive income
Cumulative translation adjustment, before income taxes	(9)	8	(21)	5
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(9)	8	(21)	5
Comprehensive income available for common stockholders	$33	$54	$220	$129

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$164	$256	$1,057	$675
Other comprehensive income - cumulative translation adjustment	(31)	37	(74)	24
Comprehensive income attributable to noncontrolling interests	$133	$293	$983	$699

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income	$1,298	$799
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	18	12
Depreciation and amortization	37	31
Amortization of right-of-use assets	17	14
Employee stock plan compensation	51	46
Unrealized gain on other investments, net	(45)	(8)
Gain on remeasurement of Tax Receivable Agreement liability	(1)	—
Bad debt expense	3	13
Impairment loss	—	13
Shares distributed to customers under IBKR Promotions	6	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	13,421	(11,492)
Securities borrowed	1,145	(79)
Securities purchased under agreements to resell	(5,316)	1,710
Financial instruments owned, at fair value	(20)	1,456
Receivables from customers	(11,173)	948
Other receivables	(2,793)	(1,801)
Other assets	(19)	(4)
Securities loaned	697	1,328
Securities sold under agreement to repurchase	—	(1,909)
Financial instruments sold, but not yet purchased, at fair value	80	(270)
Payable to customers	8,205	12,582
Other payables	660	83
Net cash provided by operating activities	6,271	3,472
Cash flows from investing activities
Purchases of other investments	(13)	(2)
Distributions received and proceeds from sales of other investments	5	5
Purchase of property, equipment and intangible assets	(51)	(31)
Net cash used in investing activities	(59)	(28)
Cash flows from financing activities
Short-term borrowings, net	6	612
Dividends paid to stockholders	(28)	(23)
Distributions from IBG LLC to noncontrolling interests	(230)	(247)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(17)
Proceeds from the sale of treasury stock	26	18
Issuances of senior notes	1,428	—
Redemptions of senior notes	(1,524)	—
Payments made under the Tax Receivable Agreement	—	(17)
Net cash provided by (used in) financing activities	(349)	326
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	29
Net increase in cash, cash equivalents and restricted cash	5,768	3,799
Cash, cash equivalents and restricted cash at beginning of period	20,195	12,282
Cash, cash equivalents and restricted cash at end of period	$25,963	$16,081
Cash, cash equivalents and restricted cash
Cash and cash equivalents	2,838	3,292
Cash segregated for regulatory purposes	23,125	12,789
Cash, cash equivalents and restricted cash at end of period	$25,963	$16,081
Supplemental disclosures of cash flow information
Cash paid for interest	$165	$232
Cash paid for taxes, net	$87	$43
Cash paid for amounts included in lease liabilities	$18	$16
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$376	$52
Redemption of member interests from IBG Holdings LLC	$(376)	$(52)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$24	$21
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(24)	$(21)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2021	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000			(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437
Common stock distributed pursuant to stock incentive plans	1,210,929						—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(45)	(45)
Adjustments for changes in proportionate ownership in IBG LLC			23				23	(23)	—
Comprehensive income					92	5	97	430	527
Balance, June 30, 2021	92,220,818	$1	$1,277	$(6)	$864	$14	$2,150	$7,778	$9,928
Issuance of common stock in follow-on offering	6,079,542		145				145	(145)	—
Common stock distributed pursuant to stock incentive plans	5,036						—		—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Deferred tax benefit retained - follow-on offering			7				7		7
Dividends paid to stockholders					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(99)	(99)
Comprehensive income					42	(9)	33	133	166
Balance, September 30, 2021	98,305,396	$1	$1,433	$(4)	$896	$5	$2,331	$7,680	$10,011

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 23.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange-traded funds (“ETFs”) on more than 135 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of September 30, 2021, the Company had 2,471 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); IBKR Securities Services LLC (formerly, Timber Hill LLC) (“IBKRSS”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Ireland Limited (“IBIE”); Interactive Brokers Luxembourg SARL (“IBLUX”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers Central Europe Zrt. (“IBCE”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Singapore Private Limited (“IBSG”); and Interactive Brokers Australia Pty Limited (“IBA”).

Certain operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 15). IB LLC, IBKRSS, IBC, IBUK, IBIE, IBLUX, IBCE, IBI, IBHK, IBSJ, IBSG and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. The condensed consolidated financial information as of December 31, 2020, has been derived from the audited financial statements not included herein.

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

Principles of Consolidation, including Noncontrolling Interests

These condensed consolidated financial statements include the accounts of IBG, Inc. and its majority and wholly-owned subsidiaries. As sole managing member of IBG LLC, IBG, Inc. exerts control over IBG LLC’s operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the Company consolidates IBG LLC’s financial statements and records the interests in IBG LLC that it does not own as noncontrolling interests.

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

Financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value are generally classified as Level 1 of the fair value hierarchy. The Company’s Level 1 financial instruments, which are valued using quoted market prices as published by exchanges and clearing houses or otherwise broadly distributed in active markets, include active listed stocks, options, warrants and U.S. and foreign government securities. The Company does not adjust quoted prices for financial instruments classified as Level 1 of the fair value hierarchy, even if the Company may hold a large position whereby a purchase or sale could reasonably be expected to impact quoted prices.

Currency forward contracts are valued using broadly distributed bank and broker prices and are classified as Level 2 of the fair value hierarchy since inputs to their valuation can generally be corroborated by market data. Precious metals are valued using an internal model, which incorporates the exchange-traded futures price of the underlying instruments, benchmark interest rates and estimated storage costs, and are classified as Level 2 of the fair value hierarchy since the significant inputs to their valuation are observable. Other securities that are not traded in active markets are also classified as Level 2 of the fair value hierarchy. Level 3 financial instruments are comprised of securities that have been delisted or otherwise are no longer tradable in active markets and have been valued by the Company based on internal estimates.

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

Current Expected Credit Losses

The Company follows FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“ASC Topic 326”) which applies to financial assets measured at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. For on-balance sheet assets, an allowance must be recognized at the origination or purchase of in-scope assets and represents the expected credit losses over the contractual life of those assets. Expected credit losses on off-balance sheet credit exposures must be estimated over the contractual period the Company is exposed to credit risk as a result of a present obligation to extend credit. The impact to the current period is not material since the Company’s in-scope assets are primarily subject to collateral maintenance provisions for which the Company elected to apply the practical expedient of reporting the difference between the fair value of the collateral and the amortized cost for the in-scope assets as the allowance for current expected credit losses.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2021	2020

	(in millions)

U.S. government securities	$3,925	$4,750
Securities purchased under agreements to resell [1]	10,475	23,071
	$14,400	$27,821

________________________

(1)These balances are collateralized by U.S. government securities.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned daily, with additional collateral obtained or refunded as permitted contractually. The Company’s policy is to net, in the condensed consolidated statements of financial condition, securities borrowed and securities loaned contracts entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

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

•At fair value, if the investment in equity securities has a readily determinable fair value.

•At adjusted cost, if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made.

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2021	2020

	(in millions)

Equity method investments[1]	$24	$11
Investments in equity securities at adjusted cost[2]	16	10
Investments in equity securities at fair value[2]	106	80
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$149	$104

________________________

(1)The Company’s share of income or losses is included in other income in the condensed consolidated statements of comprehensive income.

(2)These investments do not qualify for the equity method of accounting and the dividends received are included in other income in the condensed consolidated statements of comprehensive income.

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in other assets in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is recorded in other income in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company elected to measure the lease liability by combining the lease and non-lease components as a single lease component. As such, the Company includes the fixed payments and any payments that depend on a rate or index that relate to the lease and non-lease components in the measurement of the lease liability. Some of the non-lease components are variable and not based on an index or rate, and as a result, are not included in the measurement of the right-of-use asset or lease liability.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in occupancy, depreciation and amortization expense in the Company’s condensed consolidated statements of comprehensive income.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to FASB ASC Topic 220, “Comprehensive Income.”

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). The Company’s OCI is comprised of gains and losses resulting from translating foreign currency financial statements of non-U.S. subsidiaries, net of related income taxes, where applicable. In general, the practice and intention of the Company is to reinvest the earnings of its non-U.S. subsidiaries in those operations; therefore, tax is usually not accrued on OCI.

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

options, U.S. and foreign government securities, futures, foreign exchange, precious metals and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution, clearing and distribution fees in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are recorded net within commissions in the condensed consolidated statements of comprehensive income.

Stock-Based Compensation

The Company follows FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), to account for its stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of the grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

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

Deferred income tax assets and liabilities arise from temporary differences between the tax and financial statement recognition of underlying assets and liabilities. In evaluating the ability to recover deferred tax assets within the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, historical results are adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, three years of cumulative operating income (loss) are considered. Deferred income taxes have not been provided for U.S. tax liabilities or for additional foreign taxes on the unremitted earnings of foreign subsidiaries that have been indefinitely reinvested.

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

FASB Standards Adopted During 2021

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	•Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic740.	•Adopted January 1, 2021. •The adoption of the changes did not have a material impact on the Company’s consolidated financial statements.

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

Market Risk

The Company is exposed to various market risks. Exposures to market risks arise from equity price risk, foreign currency exchange rate fluctuations and changes in interest rates. The Company seeks to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price and spread movements of trading inventories and related financing and hedging activities. The Company uses a combination of cash instruments and exchange-traded derivatives to hedge its market exposures. The Company does not apply hedge accounting. The following discussion describes the types of market risk faced:

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s net worth as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.

Credit Risk

The Company is exposed to the risk of loss if a customer, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose the Company to default risk. The Company has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral and continually assessing the creditworthiness of counterparties.

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

In the normal course of business, the Company executes, settles and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities which exposes the Company to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Company may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to customers or counterparties. Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities fails to receive) are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities fails to receive, the Company may purchase the underlying security in the market and seek reimbursement for any losses from the counterparty.

For cash management purposes, the Company enters into short-term securities purchased under agreements to resell and securities sold under agreements to repurchase transactions (“repos”) in addition to securities borrowing and lending arrangements, all of which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Repos are collateralized by securities with a market value in excess of the obligation under the contract. Similarly, securities lending agreements are collateralized by deposits of cash or securities. The Company attempts to minimize credit risk associated with these activities by monitoring collateral values daily and requiring additional collateral to be deposited with or returned to the Company as permitted under contractual provisions.

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,175,951	319,880,492	418,056,443

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

Recapitalization and Post-IPO Capital Structure

Immediately before and immediately following the consummation of the IPO, IBG, Inc., Holdings, IBG LLC and the members of IBG LLC consummated a series of transactions collectively referred to herein as the “Recapitalization.” In connection with the Recapitalization, IBG, Inc., Holdings and the historical members of IBG LLC entered into an exchange agreement, dated as of May 3, 2007 (the “Exchange Agreement”), under which the historical members of IBG LLC received membership interests in Holdings in exchange for their membership interests in IBG LLC. Additionally, IBG, Inc. became the sole managing member of IBG LLC.

In connection with the consummation of the IPO, Holdings used the net proceeds to redeem 10.0% of members’ interests in Holdings in proportion to their interests. Immediately following the Recapitalization and IPO, Holdings owned approximately 90% of IBG LLC and 100% of IBG, Inc.’s Class B common stock.

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2021 and December 31, 2020, 1,000,000,000 shares of Class A common stock were authorized, of which 98,305,396 and 90,909,889 shares have been issued; and 98,162,756 and 90,773,105 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2021 and December 31, 2020, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2021 and December 31, 2020, the unamortized balance of these deferred tax assets was $216 million and $190 million, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2021 were $634 million, $539 million and $95 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $205 million through September 30, 2021 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2020, IBG, Inc. issued 28,127,765 shares of common stock (with a fair value of $1.1 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. During the nine months ended September 30, 2021, the Company issued 100,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 30, 2021, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 6,079,542 shares of common stock (with a fair value of $376 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 23.5%, with Holdings owning the remaining 76.5% as of September 30, 2021. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.6% as of September 30, 2021.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$42	$46	$241	$124
Weighted average shares of common stock outstanding
Class A	96,229,858	78,509,525	92,814,667	77,542,908
Class B	100	100	100	100
	96,229,958	78,509,625	92,814,767	77,543,008
Basic earnings per share	$0.44	$0.59	$2.60	$1.60

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$42	$46	$241	$124
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	96,229,858	78,509,525	92,814,667	77,542,908
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	760,010	610,923	856,922	700,691
Class B	100	100	100	100
	96,989,968	79,120,548	93,671,689	78,243,699
Diluted earnings per share	$0.43	$0.58	$2.58	$1.58

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2021, IBG LLC made distributions totaling $297 million, to its members, of which IBG, Inc.’s proportionate share was $67 million. In March, June and September 2021, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million, $9 million and $10 million, respectively.

On October 19, 2021, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2021 to stockholders of record as of December 1, 2021.

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$33	$54	$220	$129

Earnings per share on comprehensive income
Basic	$0.34	$0.69	$2.37	$1.67
Diluted	$0.34	$0.69	$2.35	$1.65
Weighted average common shares outstanding
Basic	96,229,958	78,509,625	92,814,767	77,543,008
Diluted	96,989,968	79,120,548	93,671,689	78,243,699

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

	Financial Assets at Fair Value as of September 30, 2021

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$3,925	$—	$—	$3,925
Financial instruments owned, at fair value
Stocks	582	—	—	582
Options	31	—	—	31
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Precious metals	—	11	—	11
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	646	12	1	659

Other assets - other investments at fair value	106	—	—	106
Total financial assets at fair value	$4,677	$12	$1	$4,690

	Financial Liabilities at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$149	$—	$—	$149
Options	32	—	—	32
Precious metals	—	5	—	5
Currency forward contracts	—	47	—	47
Total financial instruments sold, but not yet purchased, at fair value	181	52	—	233
Total financial liabilities at fair value	$181	$52	$—	$233

	Financial Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$4,750	$—	$—	$4,750
Financial instruments owned, at fair value
Stocks	558	—	1	559
Options	28	—	—	28
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Currency forward contracts	—	9	—	9
Total financial instruments owned, at fair value	619	9	2	630

Other assets - other investments at fair value	80	—	—	80
Total financial assets at fair value	$5,449	$9	$2	$5,460

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$120	$—	$—	$120
Options	26	—	—	26
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	146	7	—	153
Total financial liabilities at fair value	$146	$7	$—	$153

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the condensed consolidated statements of financial condition. As of September 30, 2021, Level 3 financial assets included $1 million in corporate bonds which were not traded in active markets and were valued by the Company based on internal estimates.

Financial Assets and Liabilities Not Measured at Fair Value

The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities.

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,838	$2,838	$2,838	$—	$—
Cash - segregated for regulatory purposes	23,125	23,125	23,125	—	—
Securities - segregated for regulatory purposes	10,475	10,475	—	10,475	—
Securities borrowed	3,811	3,811	—	3,811	—
Securities purchased under agreements to resell	6,108	6,108	—	6,108	—
Receivables from customers	50,503	50,503	—	50,503	—
Receivables from brokers, dealers and clearing organizations	4,038	4,038	—	4,038	—
Interest receivable	113	113	—	113	—
Other assets	19	19	—	2	17
Total financial assets, not measured at fair value	$101,030	$101,030	$25,963	$75,050	$17

Financial liabilities, not measured at fair value
Short-term borrowings	$28	$28	$—	$28	$—
Securities loaned	10,535	10,535	—	10,535	—
Payables to customers	84,087	84,087	—	84,087	—
Payables to brokers, dealers and clearing organizations	781	781	—	781	—
Interest payable	10	10	—	10	—
Total financial liabilities, not measured at fair value	$95,441	$95,441	$—	$95,441	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$4,292	$4,292	$4,292	$—	$—
Cash - segregated for regulatory purposes	15,903	15,903	15,903	—	—
Securities - segregated for regulatory purposes	23,071	23,071	—	23,071	—
Securities borrowed	4,956	4,956	—	4,956	—
Securities purchased under agreements to resell	792	792	—	792	—
Receivables from customers	39,333	39,333	—	39,333	—
Receivables from brokers, dealers and clearing organizations	1,254	1,254	—	1,254	—
Interest receivable	104	104	—	104	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$89,718	$89,718	$20,195	$69,512	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$118	$118	$—	$118	$—
Securities loaned	9,838	9,838	—	9,838	—
Payables to customers	75,882	75,882	—	75,882	—
Payables to brokers, dealers and clearing organizations	182	182	—	182	—
Interest payable	6	6	—	6	—
Total financial liabilities, not measured at fair value	$86,026	$86,026	$—	$86,026	$—

Netting of Financial Assets and Financial Liabilities

The Company’s policy is to net securities borrowed and securities loaned, and securities purchased under agreements to resell and securities sold under agreements to repurchase that meet the offsetting requirements prescribed in ASC Topic 210-20. In the tables below, the amounts of financial instruments that are not offset in the condensed consolidated statements of financial condition, but could be netted against cash or financial instruments with specific counterparties under master netting agreements, according to the terms of the agreements, including clearing houses (exchange-traded options, warrants and discount certificates) or over the counter currency forward contract counterparties, are presented to provide financial statement readers with the Company’s net payable or receivable with counterparties for these financial instruments.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,475 [1]	$—		$10,475	$(10,475)	$—
Securities borrowed	3,811	—		3,811	(3,681)	130
Securities purchased under agreements to resell	6,108	—		6,108	(6,108)	—
Financial instruments owned, at fair value
Options	31	—		31	(31)	—
Currency forward contracts	1	—		1	—	1
Total	$20,426	$—		$20,426	$(20,295)	$131

	(in millions)
Offsetting of financial liabilities
Securities loaned	$10,535	$—	$10,535	$(9,934)	$601
Financial instruments sold, but not yet purchased, at fair value
Options	32	—	32	(31)	1
Currency forward contracts	47	—	47	—	47
Total	$10,614	$—	$10,614	$(9,965)	$649

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2020
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,071 [1]	$—		$23,071	$(23,071)	$—
Securities borrowed	4,956	—		4,956	(4,716)	240
Securities purchased under agreements to resell	792	—		792	(792)	—
Financial instruments owned, at fair value
Options	28	—		28	(25)	3
Currency forward contracts	9	—		9	—	9
Total	$28,856	$—		$28,856	$(28,604)	$252

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,838	$—	$9,838	$(9,246)	$592
Financial instruments sold, but not yet purchased, at fair value
Options	26	—	26	(25)	1
Currency forward contracts	7	—	7	—	7
Total	$9,871	$—	$9,871	$(9,271)	$600

________________________

(1)As of September 30, 2021 and December 31, 2020, the Company had $10.5 billion and $23.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2021 and December 31, 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$10,483	$—	$—	$—	$10,483
Corporate bonds	52	—	—	—	52
Total securities loaned	$10,535	$—	$—	$—	$10,535

	December 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$9,811	$—	$—	$—	$9,811
Corporate bonds	27	—	—	—	27
Total securities loaned	$9,838	$—	$—	$—	$9,838

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2021 and December 31, 2020, approximately $50.5 billion and $39.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2021		December 31, 2020
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$65,841	$6,334	$64,436	$4,859
Securities purchased under agreements to resell transactions [1]	16,570	14,820	23,859	23,832
Customer margin assets	60,259	14,682	47,609	14,182
	$142,670	$35,836	$135,904	$42,873

________________________

(1)As of September 30, 2021, $10.5 billion or 71% (as of December 31, 2020, $23.1 billion or 97%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2021 and December 31, 2020, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2021	2020

	(in millions)

Stocks	$44	$53
U.S. and foreign government securities	33	33
	$77	$86

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

-Risk exposure fees are charged to customers who carry positions with a market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on the additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

-Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.

-Minimum activity fees are charged to customers that do not generate the required minimum monthly commission. The Company recognizes revenue monthly as the performance obligation is satisfied at a point in time by servicing customer accounts that do not generate the required minimum monthly commissions. Minimum activity fees are collected monthly, in arrears. Effective July 1, 2021, the Company eliminated minimum activity fees for most account types.

The Company also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, withdrawal fees and bank sweep program fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Geographic location [1]
United States	$217	$202	$718	$599
International	143	122	472	348
	$360	$324	$1,190	$947

Major types of services
Commissions	$311	$279	$1,030	$824
Market data fees [2]	19	16	58	44
Risk exposure fees [2]	8	3	20	8
Payments for order flow [2]	11	6	30	20
Minimum activity fees [2]	1	7	17	20
Other [2]	10	13	35	31
	$360	$324	$1,190	$947

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $14 million and $13 million, as of September 30, 2021 and December 31, 2020, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2021 and December 31, 2020, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2021 and December 31, 2020, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Principal transactions	$(175)	$14	$68	$36
Gains (losses) from currency diversification strategy, net	(3)	27	(14)	(6)
Other, net	8	(12)	14	(5)
	$(170)	$29	$68	$25

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $4 million and $3 million of plan contributions for the nine months ended September 30, 2021 and 2020, respectively.

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

The Stock Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has discretionary authority to determine the eligibility to participate in the Stock Incentive Plan and establishes the terms and conditions of the awards, including the number of awards granted to each participant and all other terms and conditions applicable to such awards in individual grant agreements. Awards are expected to be made primarily through grants of restricted stock units. Stock Incentive Plan awards are subject to issuance over time. All previously granted but not yet earned awards may be canceled by the Company upon the participant’s termination of employment or violation of certain applicable covenants before issuance, unless determined otherwise by the Compensation Committee.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Stock Incentive Plan provides that, upon a change in control, the Compensation Committee may, at its discretion, fully vest any granted but not yet earned awards under the Stock Incentive Plan, or provide that any such granted but not yet earned awards will be honored or assumed, or new rights substituted by the new employer on a substantially similar basis and terms and conditions substantially comparable to those of the Stock Incentive Plan.

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

Awards granted to external directors vest and are distributed over a five-year period (20% per year) commencing one year after the date of grant. A total of 29,709 restricted stock units have been granted to the external directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	24,497,626		$561
December 31, 2018	1,146,267		62
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177	[1]	71
	28,247,287		$759

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 additional restricted stock units during the nine months ended September 30, 2021.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $51 million and $46 million for the nine months ended September 30, 2021 and 2020, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2021 are $28 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2020[1]	4,974,355
Granted	—
Canceled	(40,495)
Distributed	(1,215,965)
Balance, September 30, 2021	3,717,895

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 additional restricted stock units during the nine months ended September 30, 2021.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through September 30, 2021, a total of 1,153,743 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2021 and 2020 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the common stock offerings (see Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different periods for accounting and income tax return purposes.

As of and for the nine months ended September 30, 2021 and 2020, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2021, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2015, and to non-U.S. income tax examinations for tax years before 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2021, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.13%. For the nine months ended September 30, 2021, right-of-use assets obtained under new operating leases were $18 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the period indicated.

	September 30,	December 31,
	2021	2020

	(in millions)

Right-of-use assets[1]	$100	$101
Lease liabilities[1]	$120	$120

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Operating lease cost	$6	$7	$20	$19
Variable lease cost	1	1	3	3
Total lease cost	$7	$8	$23	$22

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the periods indicated.

September 30, 2021
(in millions)
2021 (remaining)	$6
2022	23
2023	22
2024	17
2025	15
2026	14
Thereafter	42
Total undiscounted operating lease payments	139
Less: imputed interest	(19)
Present value of operating lease liabilities	$120

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2021 and 2020, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against IBG LLC and IB LLC (the “Defendants”). The complaint, as amended, alleged that the Defendants infringed twelve U.S. patents held by Trading Technologies. Trading Technologies sought damages and injunctive relief. The Defendants asserted numerous defenses to Trading Technologies’ claims.

The asserted patents were the subject of petitions before the United States Patent and Trademark Office (“USPTO”) seeking Covered Business Method Review (“CBM Review”). The USPTO Patent Trial Appeal Board (“PTAB”) found all claims of ten of the twelve asserted patents to be invalid. Of the remaining two patents, 53 of the 56 claims of one patent were held invalid and the other patent survived CBM Review proceedings. Appeals were filed by either the Defendants or Trading Technologies on all PTAB determinations.

The United States Court of Appeals for the Federal Circuit affirmed the PTAB’s CBM Review determinations that eight patents were invalid and vacated the CBM Review determinations of invalidity for four patents, concluding that these patents were not eligible for CBM Review. The District Court proceedings on the four patents where the CBM Review determinations had been vacated thereafter resumed in March 2019. All four patents have since expired.

In June 2021, the District Court granted summary judgment in favor of the Defendants, finding that two of the remaining four patents were invalid. The District Court trial with respect to the two remaining patents began on August 6, 2021. At trial, Trading Technologies sought damages of $962.4 million and a finding of willful infringement to support a later request for an award of enhanced damages. The Defendants believed and continue to believe that Trading Technologies’ damages request was unrealistic and without merit, and was inconsistent with license agreements involving the same patents and with prior settlement agreements with unrelated third parties.

On September 7, 2021, the jury rendered its verdict finding that the Defendants infringed the two patents, but did not willfully infringe either patent, finding that the two patents were not invalid and awarding $6.6 million in damages to Trading Technologies.

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The Defendants believe that these motions are without merit and will vigorously oppose them. In addition, the Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired, and are considering their options, including appropriate forums, for proving the ultimate invalidity of such patents.

While it is difficult to predict the ultimate outcome of the matter and litigation is inherently uncertain, the Company believes in the merits of its positions and will defend them vigorously.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on January 21, 2022. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

“Short Squeeze” Antitrust Litigation

Beginning in late January 2021, more than three dozen federal class-action lawsuits were filed in different jurisdictions against various brokers and other market participants claiming that the defendants acted improperly in restricting trading in the shares of and options on GameStop Corp. and other companies that were subject to unusual trading in January 2021 in what has been referred to as the “Reddit-related short-squeeze”. Most of these cases assert federal antitrust claims, including alleging an illegal antitrust conspiracy among the defendants, as well as various state and federal securities-related claims. IB LLC and its affiliates have been named as defendants in several of these class action lawsuits. The cases were consolidated into a multidistrict litigation (“MDL”) and were transferred to the Southern District of Florida on April 1, 2021 for pre-trial proceedings. By the Order dated May 18, 2021, the Court divided the cases into four tranches: (1) antitrust claims (“Antitrust Tranche”); (2) state-law claims against Robinhood entities (“Robinhood Tranche”); (3) state-law claims against other defendants (“Other Broker Tranche”); and (4) federal securities law claims (“Federal Securities Tranche”). The same Order appointed lead plaintiffs’ counsel for the Antitrust, Robinhood, and Other Broker Tranches. On July 13, 2021, the plaintiffs voluntarily dismissed the Robinhood Tranche case. Master complaints for the Antitrust and Other Broker Tranche cases were filed on July 26, 2021. IB LLC was named as a defendant in the antitrust complaint and in two of the initial Federal Securities Tranche complaints, but not in the Other Broker Tranche complaint. On August 30, 2021, IB LLC and the other defendants named in the antitrust consolidated complaint filed a motion to dismiss the case. On September 21, 2021, the antitrust plaintiffs filed a “corrected” complaint and an opposition to defendants’ motion to dismiss. The defendants filed a reply brief on October 5, 2021. A date for oral argument has not been set. Lead plaintiffs’ counsel in the Federal Securities Tranche has proposed filing a consolidated complaint by November 30, 2021 but has not identified who will be named as defendants in that complaint. The Company believes that the antitrust claims asserted against IB LLC lack merit. The Company further believes that the securities claims asserted to date against the Company also lack merit and intends to file, at the appropriate time if needed, a motion to dismiss any consolidated class action securities complaint that might name IB LLC or its affiliates as defendants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Net revenues
United States	$264	$390	$1,480	$1,153
International	200	158	631	466
Total net revenues	$464	$548	$2,111	$1,619
Income before income taxes
United States	$151	$278	$1,180	$696
International	83	56	234	168
Total income before income taxes	$234	$334	$1,414	$864

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Regulatory Requirements

As of September 30, 2021, aggregate excess regulatory capital for all operating subsidiaries was $7.1 billion.

IB LLC, IBKRSS and Interactive Brokers Corp are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2021.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$5,460	$945	$4,515
IBKRFS	607	11	596
IBHK	810	281	529
Other regulated operating subsidiaries	1,774	272	1,502
	$8,651	$1,509	$7,142

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2021, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statement of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 were accounts receivable from directors, officers and their affiliates of $34 million and $283 million, respectively, and payables of $1,028 million and $999 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features. Included in short-term borrowings as of September 30, 2021 and December 31, 2020 are senior notes purchased by directors, officers and their affiliates of $0 and $16 million, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

17. Senior Notes Payable

IBG LLC from time to time may offer senior notes in private placements to certain qualified customers of IB LLC at an issue price of $1 thousand per note. The senior notes will mature no later than the thirtieth day following the issuance date. IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued interest. The senior notes will pay a fixed rate of interest during their tenure. The interest rate is calculated by adding the benchmark rate to a rate (spread) that IBG LLC will announce from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise.

The carrying value of the senior notes approximates fair value since the notes are short-term in nature. During the nine months ended September 30, 2021, IBG LLC issued senior notes of $1,428 million and redeemed senior notes of $1,524 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of September 30, 2021 and December 31, 2020, IBG LLC had senior notes outstanding of $0 and $96 million, respectively, all of which carried a 1% per annum interest rate, and are included in short-term borrowings in the condensed consolidated statements of financial condition. Interest expense on the senior notes for the nine months ended September 30, 2021 was $1 million.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 23.5% of the membership interests of IBG LLC. The remaining approximately 76.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,175,951	319,880,492	418,056,443

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds and ETFs on more than 135 electronic exchanges and market centers in 33 countries and 25 currencies seamlessly around the world.

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers over the last three decades has allowed us to integrate our software with an increasing number of trading venues into one automatically functioning, computerized platform that requires minimal human intervention.

Our customer base is diverse with respect to geography and segments. Currently, approximately 76% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the United States (“U.S.”) approximately 62% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended September 30, 2021 (“current quarter”), world equities markets were mixed. While the U.S., the United Kingdom, Japan and Australia eked out small gains, major market indices in Europe, Hong Kong and China were down. Despite this, there has been continued global interest in financial markets amid the search for higher yields in zero and negative-interest rate environments, especially by individuals newly attracted to these markets, which led to active trading.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. According to industry data, average daily volumes in U.S. exchange-listed equity-based options increased by 28% and in U.S. futures by 14%, while U.S. listed cash equities volume decreased by 2% versus a very active, pandemic-impacted prior-year quarter. Volumes were impacted positively by investors looking for yield, although professional traders likely found fewer opportunities to trade on lower market volatility. While market volatility increased moderately over the course of the current quarter, average volatility for the full current quarter was down substantially from a highly volatile prior-year quarter. Against that backdrop are growing numbers of investors who continue to participate in the financial markets out of a desire to earn higher yields on investments, which cannot be achieved in bank accounts in a zero or negative interest rate environment.

These competing factors led to mixed results in industry and company volumes. Note that while options, futures and U.S. cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell markedly to 18, from 26 in the prior-year quarter. While last year’s unusual COVID-19 pandemic-induced spike in market volatility to over 30 has moderated, it remains elevated compared to pre-pandemic levels.

In general, higher volatility improves our performance because it correlates with customer trading activity across product types. Various market cross-currents led to mixed results across our major product types: customer options and stock volumes were up 34% and 100%, respectively, while futures and foreign exchange volumes declined 6% and 35%, respectively, compared to the prior-year quarter. Our customer stock volume reflected unusually strong trading in low-priced stocks, without which the increase in share volume was 20%, well above the change in industry volume. Despite the current quarter’s lower average volatility than the prior-year quarter, investors sought to achieve higher yields on their investments in the zero or negative interest rate environments that exist around the world. These trends, combined with the increasing interconnectedness of investors to one another and to the markets, led to an influx of new accounts and strong increases in trading volume.

Interest Rates. The U.S. Federal Reserve’s target federal funds rate range in the current quarter remained at zero to 0.25%, similar to rates in many other currencies, with the exception of those where rates are negative. U.S. rates also continue to exhibit a relatively flat yield curve. Both of these factors present us with fewer investment opportunities for interest-sensitive assets, and lead to a narrower net interest margin.

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

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers only when the federal funds effective rate is above 0.50%, and in currencies with negative rates we collect interest on a portion of customer cash balances. As an indirect positive effect, we believe low and negative benchmark world interest rates have been a factor leading to the active trading we have experienced, as investors have sought to enter securities markets to achieve higher yields on their investments.

Net interest income increased compared to the prior-year quarter while the average federal funds effective rate remained unchanged from the prior-year quarter at 0.09%. While the interest we pay on customer cash balances and earn on customer margin loans is based on spreads that are compressed at low benchmark rates, rising balances have partially compensated for this reduction in net interest income. Despite flat benchmark rates, a 64% increase in our average margin loan balances contributed to a 70% rise in margin loan interest from the prior-year quarter. Further, a strong inflow of new accounts worldwide drove average customer credit balances up 14% over the prior-year quarter.

Fueled by higher average balances and strong securities lending results, our net interest income grew 41% over the prior-year quarter, and our overall net interest margin increased from 0.94% to 1.13%.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.41% compared to its value at June 30, 2021, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Overall, active markets and a search for higher yields in negative and zero interest rate environments, plus investor interest in the financial markets and the growing interconnectedness of investors with the markets and each other, have resulted in more people actively engaging in the markets. Customers continue to seek our superior technology, execution capabilities and our ability to offer a broad range of products and global market access.

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

Diluted earnings per share were $0.43 for the current quarter, compared to $0.58 for the prior-year quarter. Adjusted diluted earnings per share were $0.78 for the current quarter, compared to $0.53 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, net revenues were $464 million and income before income taxes was $234 million, compared to net revenues of $548 million and income before income taxes of $334 million in the prior-year quarter. Adjusted net revenues were $650 million and adjusted income before income taxes was $420 million in the current quarter, compared to adjusted net revenues of $518 million and adjusted income before income taxes of $304 million in the prior-year quarter.

Diluted earnings per share were $2.58 for the nine months ended September 30, 2021 (“current nine-month period”), compared to $1.58 for the nine months ended September 30, 2020 (“prior-year nine-month period”). Adjusted diluted earnings per share were $2.55 for the current nine-month period compared to $1.79 for the prior-year nine-month period.

For the current nine-month period, net revenues were $2,111 million and income before income taxes was $1,414 million, compared to net revenues of $1,619 million and income before income taxes of $864 million in the prior-year nine-month period. Adjusted net revenues were $2,096 million and adjusted income before income taxes was $1,399 million in the current nine-month period, compared to adjusted net revenues of $1,622 million and adjusted income before income taxes of $971 million in the prior-year nine-month period.

The financial highlights for the current quarter were:

•Commission revenue increased $32 million, or 11%, from the prior-year quarter on higher customer stock and options trading volumes.

•Net interest income increased $79 million, or 41%, from the prior-year quarter on higher margin loan balances and strong securities lending activity.

•Other income decreased $199 million from the prior-year quarter. This decrease was mainly comprised of (1) $191 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which decreased to a $185 million mark-to-market loss in the current quarter from a $6 million mark-to-market gain in the prior-year quarter; and (2) $30 million related to our currency diversification strategy, which lost $3 million in the current quarter compared to a gain of $27 million in the prior-year quarter; partially offset by (3) the non-recurrence of a $13 million impairment loss on our investment in OneChicago Exchange recognized in the prior-year quarter.

•Pretax profit margin was 50% for the current quarter, down from 61% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 65%, up from 59% in the prior-year quarter.

•Total equity at September 30, 2021 was $10.0 billion.

Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. In connection with our currency diversification strategy as of September 30, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $43 million (compared to an increase of $72 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.41% compared to its value as of June 30, 2021. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $3 million) in the consolidated statement of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $40 million) in the consolidated statement of financial condition and the consolidated statement of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•The COVID-19 pandemic has precipitated unprecedented market conditions with equally unprecedented social and community challenges. The impact of the COVID-19 pandemic going forward will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

•Retail participation in the equity markets has fluctuated in the past due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•Consolidation among market centers may adversely affect the value of our IB SmartRoutingSM software.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2018	328,099		21,880		18,663		368,642		1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795

3Q2020	160,015		14,701		7,453		182,169		2,846
3Q2021	193,218	21%	18,106	23%	8,228	10%	219,552	21%	3,431

2Q2021	196,659		16,130		7,975		220,764		3,504
3Q2021	193,218	(2%)	18,106	12%	8,228	3%	219,552	(1%)	3,431

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	408,406		151,762		210,257,186
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%

3Q2020	163,972		39,186		87,514,614
3Q2021	214,988	31%	36,940	(6%)	172,828,874	97%

2Q2021	196,715		35,061		172,099,915
3Q2021	214,988	9%	36,940	5%	172,828,874	0%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	358,852		148,485		198,909,375
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%

3Q2020	153,612		38,685		85,893,357
3Q2021	205,797	34%	36,473	(6%)	172,082,316	100%

2Q2021	189,073		34,635		171,417,373
3Q2021	205,797	9%	36,473	5%	172,082,316	0%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	313,795		146,806		194,012,882
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%

3Q2020	137,660		38,405		83,246,086
3Q2021	186,656	36%	36,245	(6%)	169,002,045	103%

2Q2021	170,902		34,355		168,601,027
3Q2021	186,656	9%	36,245	6%	169,002,045	0%

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	49,554		3,277		11,347,811
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)

3Q2020	10,360		501		1,621,257
3Q2021	9,191	(11%)	467	(7%)	746,558	(54%)

2Q2021	7,642		426		682,542
3Q2021	9,191	20%	467	10%	746,558	9%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2021	3Q2020	% Change
Total Accounts (in thousands)	1,536	981	57%
Customer Equity (in billions) (1)	$353.8	$232.7	52%

Cleared DARTs (in thousands) (2)	2,017	1,629	24%
Total Customer DARTs (in thousands) (2)	2,263	1,832	24%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.46	$2.69	(9%)
Cleared Avg. DARTs per Account (Annualized)	343	442	(22%)

Consecutive Quarters	3Q2021	2Q2021	% Change
Total Accounts (in thousands)	1,536	1,414	9%
Customer Equity (in billions) (1)	$353.8	$363.5	(3%)

Cleared DARTs (in thousands) (2)	2,017	2,082	(3%)
Total Customer DARTs (in thousands) (2)	2,263	2,304	(2%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.46	$2.38	3%
Cleared Avg. DARTs per Account (Annualized)	343	382	(10%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except share and per share amounts)

Revenues
Commissions	$311	$279	$1,030	$824
Other fees and services	49	45	160	123
Other income (loss)	(170)	29	68	25
Total non-interest income	190	353	1,258	972

Interest income	325	240	1,022	853
Interest expense	(51)	(45)	(169)	(206)
Total net interest income	274	195	853	647
Total net revenues	464	548	2,111	1,619

Non-interest expenses
Execution, clearing and distribution fees	61	74	183	227
Employee compensation and benefits	98	77	291	239
Occupancy, depreciation and amortization	19	17	58	51
Communications	8	6	24	19
General and administrative	44	37	138	206
Customer bad debt	-	3	3	13
Total non-interest expenses	230	214	697	755
Income before income taxes	234	334	1,414	864
Income tax expense	28	32	116	65
Net income	206	302	1,298	799
Less net income attributable to noncontrolling interests	164	256	1,057	675
Net income available for common stockholders	$42	$46	$241	$124

Earnings per share
Basic	$0.44	$0.59	$2.60	$1.60
Diluted	$0.43	$0.58	$2.58	$1.58

Weighted average common shares outstanding
Basic	96,229,958	78,509,625	92,814,767	77,543,008
Diluted	96,989,968	79,120,548	93,671,689	78,243,699

Comprehensive income
Net income available for common stockholders	$42	$46	$241	$124
Other comprehensive income
Cumulative translation adjustment, before income taxes	(9)	8	(21)	5
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(9)	8	(21)	5
Comprehensive income available for common stockholders	$33	$54	$220	$129

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$164	$256	$1,057	$675
Other comprehensive income - cumulative translation adjustment	(31)	37	(74)	24
Comprehensive income attributable to noncontrolling interests	$133	$293	$983	$699

Three Months Ended September 30, 2021 (“current quarter”) compared to the Three Months Ended September 30, 2020 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $84 million, or 15%, compared to the prior-year quarter, to $464 million. The decrease in net revenues was due to lower other income partially offset by higher net interest income, commissions and other fees and services.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. We have a commission structure that allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; or (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues for us but, instead, generates payments from market makers and others to whom we route these orders, which are included in commissions. Our commissions are geographically diversified.

Commissions, for the current quarter, increased $32 million, or 11%, compared to the prior-year quarter, to $311 million, driven by higher customer trading volumes, particularly in stocks and options. Total customer options contracts and stock share volumes increased 34% and 100%, respectively, while futures contracts volume decreased 6% compared to the prior-year quarter. Removing the effect of trading in low-priced stocks, the stock share volume rose 20%. Total DARTs for cleared and execution-only customers, for the current quarter, increased 24% to 2.3 million, compared to 1.8 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased 24% to 2.0 million, compared to 1.6 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 9% to $2.46, compared to $2.69 for the prior-year quarter, reflecting smaller average order sizes in options and foreign exchange, as well as higher exchange rebates passed through to our customers.

Other Fees and Services

We earn fee income on services provided to our customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $4 million, or 9%, compared to the prior-year quarter, to $49 million, driven by a 167% increase in risk exposure fee income to $8 million; an 83% increase in payments for order flow income from options exchange-mandated programs to $11 million; and a 19% increase in market data fee income to $19 million; partially offset by an 86% decrease in account activity fees to $1 million, as we eliminated account activity fees for most account types effective July 1, 2021; and a 71% decrease in IPO-related fee income to $2 million.

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

Other income, for the current quarter, decreased $199 million to a $170 million loss in the current quarter compared to a $29 million gain in the prior-year quarter. This decrease was mainly comprised of $191 million related to our strategic investment in Tiger Brokers, which decreased to a $185 million mark-to-market loss in the current quarter from a $6 million mark-to-market gain in the prior-year quarter; and $30 million related to our currency diversification strategy, which lost $3 million in the current quarter compared to a gain of $27 million in the prior-year quarter; partially offset by the non-recurrence of a $13 million impairment loss on our investment in OneChicago Exchange recognized in the prior-year quarter.

Interest Income and Interest Expense

We earn interest on margin lending to customers secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; on deposits (in positive interest rate currencies) with banks; and on certain customers’ cash balances in negative rate currencies We pay interest on customer cash balances (in sufficiently positive interest rate currencies); for borrowing and lending securities; on deposits (in negative interest rate currencies) with banks; and on our borrowings.

Net interest income (interest income less interest expense), for the current quarter, increased $79 million, or 41%, compared to the prior-year quarter, to $274 million. The increase in net interest income was driven by higher average margin loan balances and strong securities lending activity.

Net interest income on customer balances, for the current quarter, increased $40 million, compared to the prior-year quarter, driven by a $18.1 billion increase in average margin loan balances; partially offset by a $6.4 billion decrease in average segregated cash and securities balances. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve acceptable yields on our segregated cash in this region. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances decreased 20%, to $3.6 billion while average securities loaned balances increased 82%, to $10.5 billion, compared to the prior-year quarter. Lower average securities borrowed balances reflected our success in supporting our customers’ short selling from in-house inventory, while higher average securities loaned balances resulted in greater revenues from lending more of our customer’s growing stock holdings. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors were looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $37 million, or 43%, compared to the prior-year quarter, as we were able to satisfy investor demand for more of the hard-to-borrow securities they sought to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed, other interest-earning assets (solely firm assets), and customer cash balances swept into FDIC insured banks as part of our Insured Bank Deposit Sweep Program. Interest-bearing liabilities consist of customer credit balances, securities loaned and other interest-bearing liabilities.

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

	Three Months Ended September 30,
	2021	2020

	(in millions)

Average interest-earning assets
Segregated cash and securities	$37,239	$43,589
Customer margin loans	46,636	28,490
Securities borrowed	3,567	4,477
Other interest-earning assets	7,426	5,075
FDIC sweeps [1]	2,707	2,982
	$97,575	$84,613

Average interest-bearing liabilities
Customer credit balances	$78,625	$68,867
Securities loaned	10,489	5,756
Other interest-bearing liabilities	-	251
	$89,114	$74,874

Net Interest income
Segregated cash and securities, net	$(4)	$14
Customer margin loans [2]	141	83
Securities borrowed and loaned, net	123	86
Customer credit balances, net [2]	8	8
Other net interest income [1,3]	9	10
Net interest income [3]	$277	$201

Net interest margin ("NIM")	1.13%	0.94%

Annualized Yields
Segregated cash and securities	-0.04%	0.13%
Customer margin loans	1.20%	1.16%
Customer credit balances	-0.04%	-0.05%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2021 and 2020, $2 million and $6 million were reported in other fees and services, respectively, and $0 was reported in other income.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $16 million, or 7%, compared to the prior-year quarter, to $230 million, mainly due to a $21 million increase in employee compensation and benefits and a $7 million increase in general and administrative expenses; partially offset by a $13 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 50% for the current quarter and 39% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, decreased $13 million, or 18%, compared to the prior-year quarter, to $61 million, primarily driven by a $10 million decrease in exchange fees due to greater capture of liquidity rebates from certain exchanges and a $5 million decrease in regulatory fees on reduced rates. As a percentage of total net revenues, execution, clearing and distribution fees were 13% for the current quarter and 14% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $21 million, or 27%, compared to the prior-year quarter, to $98 million, associated with a 31% increase in the average number of employees to 2,450 for the current quarter, compared to 1,869 for the prior-year quarter. We continued to add staff in customer service, compliance and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 21% for the current quarter and 14% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 15% for the current and the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 12%, compared to the prior-year quarter, to $19 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% for the current quarter and 3% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $2 million, or 33%, compared to the prior-year quarter, to $8 million. As a percentage of total net revenues, communications expenses were 2% for the current quarter and 1% for the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $7 million, or 19%, compared to the prior-year quarter, to $44 million, primarily due to a $3 million increase in professional and legal fees related to litigation and a $3 million increase in bank fees related to prior periods. As a percentage of total net revenues, general and administrative expenses were 9% for the current quarter and 7% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $3 million, compared to the prior-year quarter, to less than $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, decreased $4 million, or 13%, compared to the prior-year quarter, to $28 million, primarily due to lower U.S. income tax expense driven by lower income before taxes, partially offset by IBG, Inc.’s higher average ownership percentage of IBG LLC which rose from 18.8% to 23.0%.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2021	2020

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$234	$334
IBG, Inc. stand-alone income before income taxes	-	-
Operating subsidiaries income before income taxes	$234	$334

Operating subsidiaries
Income before income taxes	$234	$334
Income tax expense	19	18
Net income available to members	$215	$316

IBG, Inc.
Average ownership percentage in IBG LLC	23.0%	18.8%
Net income available to IBG, Inc. from operating subsidiaries	$51	$60
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	51	60
Income tax expense	9	14
Net income available to common stockholders	$42	$46

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$19	$18
Income tax expense attributable to IBG, Inc.	9	14
Consolidated income tax expense	$28	$32

Operating Results

Income before income taxes, for the current quarter, decreased $100 million, or 30%, to $234 million, compared to the prior-year quarter. Pretax profit margin was 50% for the current quarter and 61% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures described below, adjusted net revenues were $650 million, up 25%; adjusted income before income taxes was $420 million, up 38%; and adjusted pre-tax profit margin was 65% for the current quarter and 59% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2021 (“current nine-month period”) compared to the Nine Months Ended September 30, 2020 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $492 million, or 30%, compared to the prior-year nine-month period, to $2,111 million. The increase in net revenues was due to higher commissions, net interest income, other income and other fees and services.

Commissions

Commissions, for the current nine-month period, increased $206 million, or 25%, compared to the prior-year nine-month period, to $1,030 million, driven by significantly higher customer trading volumes, particularly in stocks and options. Total customer options contracts and stock share volumes increased 46% and 207%, respectively, while futures contracts decreased 14% compared to the prior-year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, increased 56% to 2.6 million, compared to 1.7 million for the prior-year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period, increased 57% to 2.3 million, compared to 1.5 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, decreased 19% to $2.37, compared to $2.91 for the prior-year nine-month period, reflecting smaller average order sizes in options and foreign exchange as well as higher exchange rebates passed through to our customers.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $37 million, or 30%, compared to the prior-year nine-month period, to $160 million, driven by a 32% increase in market data fee income to $58 million; a 150% increase in risk exposure fee income to $20 million; a 50% increase in payments for order flow income from options exchange-mandated programs to $30 million; and a 75% increase in IPO related fee income to $14 million; partially offset by a 50% decrease in FDIC Insured Bank Deposit Sweep Program fee income to $5 million, and a 15% decrease in account activity fees to $17 million, as we eliminated account activity fees for most account types effective July 1, 2021.

Other Income

Other income, for the current nine-month period, increased $43 million, compared to the prior-year nine-month period, to $68 million. This increase was mainly comprised of $15 million related to our strategic investment in Tiger Brokers, which increased to a $27 million mark-to-market gain in the current nine-month period from a $12 million mark-to-market gain in the prior-year nine-month period and by the non-recurrence of a $13 million impairment loss on our investment in OneChicago Exchange recognized in the year-ago quarter; partially offset by $8 million related to our currency diversification strategy, which lost $14 million in the current nine-month period compared to a loss of $6 million in the prior-year nine-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $206 million, or 32%, compared to the prior-year nine-month period, to $853 million. The increase in net interest income was driven by strong securities lending activity and higher average margin loan balances, tempered by a decrease in the average federal funds effective rate.

Net interest income on customer balances, for the current nine-month period, increased $16 million, compared to the prior-year nine-month period, driven by a $16.6 billion increase in average margin loan balances; a $12.3 billion increase in average customer credit balances, a portion of which was invested in interest-bearing U.S. government securities; and an increase in customer cash balances in negative rate currencies; partially offset by a decrease in the average federal funds effective rate to 0.08% from 0.47% in the prior-year nine-month period. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve acceptable yields on our segregated cash in this region. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current nine-month period.

We earn income on securities loaned and borrowed to support customer long and short stock holdings in margin accounts. In addition, our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of the income we earn from lending the shares. We place cash and/or U.S. Treasury securities, as collateral securing the loans in the customer’s account, in segregated accounts, or at an affiliate acting as collateral agent for the benefit of our customer.

In the current nine-month period, average securities borrowed balances decreased 14%, to $3.8 billion while average securities loaned balances increased 105%, to $10.9 billion, compared to the prior-year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers investors were looking to sell short. During the current nine-month period, net interest earned from securities lending transactions increased $206 million, or 90%, compared to the prior-year nine-month period, as we were able to satisfy investor demand for more of the hard-to-borrow securities they sought to sell short. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

The Company measures return on interest-earning assets using net interest margin (“NIM”). NIM is computed by dividing the annualized net interest income by the average interest-earning assets for the period. Interest-earning assets consist of cash and securities segregated for regulatory purposes (including U.S. government securities and securities purchased under agreements to resell), customer margin loans, securities borrowed, other interest-earning assets (solely firm assets), and customer cash balances swept into FDIC insured banks as part of our Insured Bank Deposit Sweep Program. Interest-bearing liabilities consist of customer credit balances, securities loaned and other interest-bearing liabilities.

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

	Nine Months Ended September 30,
	2021	2020

	(in millions)

Average interest-earning assets
Segregated cash and securities	$41,212	$41,283
Customer margin loans	43,611	27,052
Securities borrowed	3,836	4,448
Other interest-earning assets	6,751	5,288
FDIC sweeps [1]	2,758	2,864
	$98,168	$80,935

Average interest-bearing liabilities
Customer credit balances	$78,063	$65,716
Securities loaned	10,891	5,304
Other interest-bearing liabilities	145	313
	$89,099	$71,333

Net Interest income
Segregated cash and securities, net	$(4)	$159
Customer margin loans [2]	386	287
Securities borrowed and loaned, net	434	228
Customer credit balances, net [2]	25	(55)
Other net interest income [1,3]	25	47
Net interest income [3]	$866	$666

Net interest margin ("NIM")	1.18%	1.10%

Annualized Yields
Segregated cash and securities	-0.01%	0.51%
Customer margin loans	1.18%	1.41%
Customer credit balances	-0.04%	0.11%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2021 and 2020, $14 million and $14 million were reported in other fees and services, respectively, and -$1 million and $5 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, decreased $58 million, or 8%, compared to the prior-year nine-month period, to $697 million, mainly due to a $68 million decrease in general and administrative expenses; a $44 million decrease in execution, clearing and distribution fees; and a $10 million decrease in customer bad debt expense; partially offset by a $52 million increase in employee compensation and benefits expense; a $7 million increase in occupancy, depreciation and amortization; and a $5 million increase in communications expense. As a percentage of total net revenues, non-interest expenses were 33% for the current nine-month period and 47% for the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, decreased $44 million, or 19%, compared to the prior-year nine-month period, to $183 million, primarily driven by a $55 million decrease in exchange fees due to greater capture of liquidity rebates received from certain exchanges, partially offset by an $11 million increase in market data fees driven by higher number of customers. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current nine-month period and 14% for the prior-year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $52 million, or 22%, compared to the prior-year nine-month period, to $291 million, associated with a 22% increase in the average number of employees to 2,280 for the current nine-month period, compared to 1,771 for the prior-year nine-month period. We continued to add staff in customer service, compliance and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current nine-month period and 15% for the prior-year nine-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 14% for the current nine-month period and 15% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $7 million, or 14%, compared to the prior-year nine-month period, to $58 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current nine-month period and for the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period, increased $5 million, or 26%, compared to the prior-year nine-month period, to $24 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and prior-year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, decreased $68 million, or 33%,compared to the prior-year nine-month period, to $138 million, primarily due to the non-recurrence of $103 million in expenses incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts in April 2020; partially offset by $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe and a $10 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 7% for the current nine-month period and 13% for the prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, decreased $10 million, compared to the prior-year nine-month period, to $3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, increased $51 million, or 78%, compared to the prior-year nine-month period, to $116 million, primarily due to (1) higher income tax expense attributable to our operating subsidiaries outside the U.S., driven by higher income before taxes; (2) an additional $6 million expense related to the consolidation of European operations in the aftermath of Brexit; (3) an $8 million tax reserve adjustment; and (4) higher U.S. income tax expense driven by higher income before taxes and IBG, Inc.’s higher average ownership percentage of IBG LLC which rose from 18.6% to 22.1%.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2021	2020

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,414	$864
IBG, Inc. stand-alone income before income taxes	1	-
Operating subsidiaries income before income taxes	$1,413	$864

Operating subsidiaries
Income before income taxes	$1,413	$864
Income tax expense	57	34
Net income available to members	$1,356	$830

IBG, Inc.
Average ownership percentage in IBG LLC	22.1%	18.6%
Net income available to IBG, Inc. from operating subsidiaries	$299	$155
IBG, Inc. stand-alone income before income taxes	1	-
Income before income taxes	300	155
Income tax expense	59	31
Net income available to common stockholders	$241	$124

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$57	$34
Income tax expense attributable to IBG, Inc.	59	31
Consolidated income tax expense	$116	$65

Operating Results

Income before income taxes, for the current nine-month period, increased $550 million, or 64%, to $1,414 million, compared to the prior-year nine-month period. Pretax profit margin was 67% for the current nine-month period and 53% for the prior-year nine-month period.

Comparing our operating results for the current nine-month period to the prior-year nine-month period, using non-GAAP financial measures described below, adjusted net revenues were $2,096 million, up 29%; adjusted income before income taxes was $1,399 million, up 44%; and adjusted pre-tax profit margin was 67% for the current nine-month period and 60% for the prior-year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures as additional measures to enhance the understanding of our financial results. These non-GAAP financial measures include adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders, and adjusted diluted earnings per share (“EPS”). We believe that these non-GAAP financial measures are important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook. We believe these non-GAAP financial measures may be useful to investors and analysts in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods.

Adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders, and adjusted EPS are non-GAAP financial measures as defined by SEC Regulation G.

•We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy, our net mark-to-market gains (losses) on investments, and the remeasurement of our Tax Receivable Agreement (“TRA”) liability.

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, customer compensation expenses, and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, customer compensation expenses, unusual bad debt expense, and the remeasurement of certain deferred tax assets.

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans.

Remeasurement of our TRA liability represents the change in the amount payable to IBG Holdings LLC under the TRA, primarily due to changes in the Company’s effective tax rates. For further information refer to Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Customer compensation expenses were incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts on April 20, 2020, as previously disclosed.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the nine months ended September 30, 2020, unusual bad debt expense reflects losses incurred by customers in excess of the equity in their accounts related to the West Texas Intermediate Crude Oil event, as previously disclosed.

Remeasurement of certain deferred tax assets represents the change in the unamortized balance of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC, primarily due to changes in the Company’s effective tax rates.

We also report compensation and benefits expenses as a percent of adjusted net revenues, as we believe this measure is useful to investors and analysts in evaluating the growth of our work force in relation to the growth of our core revenues.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP(1).

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Adjusted net revenues
Net revenues - GAAP	$464	$548	$2,111	$1,619
Non-GAAP adjustments
Currency diversification strategy, net	3	(27)	14	6
Mark-to-market on investments	184	(3)	(28)	(3)
Remeasurement of TRA liability	(1)	-	(1)	-
Total non-GAAP adjustments	186	(30)	(15)	3
Adjusted net revenues	$650	$518	$2,096	$1,622

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Adjusted income before income taxes
Income before income taxes - GAAP	$234	$334	$1,414	$864
Non-GAAP adjustments
Currency diversification strategy, net	3	(27)	14	6
Mark-to-market on investments	184	(3)	(28)	(3)
Remeasurement of TRA liability	(1)	-	(1)	-
Customer compensation expense	-	-	-	103
Bad debt expense	-	-	-	1
Total non-GAAP adjustments	186	(30)	(15)	107
Adjusted income before income taxes	$420	$304	$1,399	$971

Adjusted pre-tax profit margin	65%	59%	67%	60%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)

Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$42	$46	$241	$124
Non-GAAP adjustments
Currency diversification strategy, net	1	(5)	3	1
Mark-to-market on investments	43	(1)	(6)	(1)
Remeasurement of TRA liability	(1)	-	(1)	-
Customer compensation expense	-	-	-	19
Bad debt expense	-	-	-	0
Income tax effect of above adjustments[1]	(10)	1	1	(4)
Remeasurement of deferred income taxes	1	-	1	-
Total non-GAAP adjustments	33	(4)	(2)	16
Adjusted net income available for common stockholders	$75	$42	$239	$140

Note: Amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in dollars, except share amounts)

Adjusted diluted EPS
Diluted EPS - GAAP	$0.43	$0.58	$2.58	$1.58
Non-GAAP adjustments
Currency diversification strategy, net	0.01	(0.06)	0.03	0.02
Mark-to-market on investments	0.44	(0.01)	(0.06)	(0.01)
Remeasurement of TRA liability	(0.01)	0.00	(0.01)	0.00
Customer compensation expense	0.00	0.00	0.00	0.24
Bad debt expense	0.00	0.00	0.00	0.00
Income tax effect of above adjustments[1]	(0.10)	0.02	0.01	(0.05)
Remeasurement of deferred income taxes	0.01	0.00	0.01	0.00
Total non-GAAP adjustments	0.34	(0.05)	(0.02)	0.20
Adjusted diluted EPS	$0.78	$0.53	$2.55	$1.79

Diluted weighted average common shares outstanding	96,989,968	79,120,548	93,671,689	78,243,699

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of September 30, 2021, total assets were $106.3 billion of which approximately 99.1%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements and projected profitability. Our Treasury Department, Market Risk Committee and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant excess regulatory capital comprises an aggregate across our many regulated subsidiaries, and we believe this financial strength provides our customers with a source of comfort.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and maintain significant borrowing facilities through the securities lending markets and with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. In addition, pursuant to our liquidity management plan we perform periodic liquidity stress tests, which are designed to identify and reserve liquid assets that would be available under market or idiosyncratic stress events. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

As of September 30, 2021, liability balances in connection with securities loaned and short-term borrowings were lower than their respective average monthly balances during the current quarter, while our payable to customers balance was higher than its average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2021 were $1,367 million ($1,560 million as of December 31, 2020). These funds are primarily intended to finance each operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2021, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 17% to $10.0 billion as of September 30, 2021, from $8.5 billion as of September 30, 2020. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Net cash provided by operating activities	$6,271	$3,472
Net cash used in investing activities	(59)	(28)
Net cash provided by (used in) financing activities	(349)	326
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	29
Increase in cash, cash equivalents and restricted cash	$5,768	$3,799

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, issuances and redemptions of short-term senior notes, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks, and through our senior notes program are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Nine months Ended September 30, 2021: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $5,768 million to $26.0 billion for the nine months ended September 30, 2021. We raised $6,271 million in net cash from operating activities mainly driven by customer credit balances which increased by $8.2 billion; investments in securities segregated for regulatory purposes which decreased $13.4 billion; partially offset by customer margin loans which increased by $11.2 billion. We used net cash of $408 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and issuances and redemptions of short-term senior notes. Investing activities mainly consisted of purchases of property, equipment and intangible assets.

Nine months Ended September 30, 2020: For a discussion of changes in cash flows for the nine months ended September 30, 2020 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020.

Senior Notes

In 2020, IBG LLC initiated a program to offer senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest.

During the nine months ended September 30, 2021, IBG LLC issued senior notes of $1,428 million and redeemed senior notes of $1,524 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of September 30, 2021, IBG LLC had no senior notes outstanding.

Regulatory Capital Requirements

As of September 30, 2021, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for the development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment and intangible assets. Capital expenditures for property, equipment and intangible assets were approximately $51 million and $31 million for the nine months ended September 30, 2021 and 2020, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the three most recent years, inflation has not had a material impact on our results of operations and will not likely have a material impact in the foreseeable future despite current inflationary pressures. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of September 30, 2021, other than the transaction disclosed above there were no other definitive agreements with respect to any material acquisition.

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

We recognize that a tax benefit from an uncertain tax position may be recognized only when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement.

Accounting Pronouncements Issued but Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU”s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, there were no accounting pronouncements issued but not adopted that were relevant to the Company.

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

We use various risk management tools in managing our market risk, which are embedded in our real-time market making systems. We employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our risk management policies are developed and implemented by our steering committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various operating subsidiaries. The strategy of our remaining market making activities is to calculate quotes a few seconds ahead of the market and execute small trades at a tiny but favorable differential as a result. This strategy is made possible by our proprietary pricing model, which evaluates and monitors the risks inherent in our portfolio, assimilates external market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures on our options and futures positions and the underlying securities and will price the increased risk that a position would add to the overall portfolio into the bid and offer prices we post. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on a real-time basis as well as daily and periodical bases. Although our remaining market making activities are completely automated, the trading process and our risk are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions. Our assets and liabilities are marked-to-market daily for financial reporting purposes and re-valued continuously throughout the trading day for risk management and asset/liability management purposes.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth are exposed to fluctuations in foreign exchange rates. For example, our European operations and some of our Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 0.09%, as of September 30, 2021 compared to September 30, 2020. As of September 30, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2020				As of 9/30/2021
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	74.2%	$6,338	1.0000	0.720	74.2%	$7,432	0.1%
EUR	0.09	1.1721	0.105	10.9%	929	1.1578	0.104	10.7%	1,075	-0.1%
JPY	3.91	0.0095	0.037	3.8%	326	0.0090	0.035	3.6%	363	-0.2%
GBP	0.02	1.2924	0.026	2.7%	227	1.3474	0.027	2.8%	278	0.1%
CHF	0.02	1.0859	0.022	2.2%	191	1.0734	0.021	2.2%	222	0.0%
CNH	0.13	0.1474	0.019	2.0%	169	0.1551	0.020	2.1%	208	0.1%
INR	1.10	0.0136	0.015	1.5%	132	0.0135	0.015	1.5%	153	0.0%
CAD	0.02	0.7506	0.011	1.2%	99	0.7886	0.012	1.2%	122	0.1%
AUD	0.02	0.7163	0.011	1.1%	95	0.7227	0.011	1.1%	112	0.0%
HKD	0.04	0.1290	0.005	0.5%	40	0.1284	0.004	0.5%	46	0.0%
			0.971	100.0%	$8,546		0.970	100.0%	$10,011	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2021.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars. At negative or near-zero benchmark rates, our interest sensitivity to rate increases is limited since a new, higher benchmark rate plus a spread, may still be below the minimum charge. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested in the U.S. government securities with fixed yields. In addition, the mark-to-market changes in the value of these fixed-rate securities will be reflected in other income, instead of net interest income. Based on customer balances and investments outstanding as of September 30, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $104 million over the first year and $107 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of September 30, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $37 million over the first year and $37 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face interest rate risk due to positions carried for our remaining market making activities to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions is impacted by interest rates. The amount of such risk cannot be quantified, however, the reduction of market making positions has substantially reduced this exposure.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2021, we had $50.5 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Value-at-Risk

We estimate VaR using a historical approach, which uses the historical daily price returns of underlying assets as well as estimates of the end-of-day implied volatility for options. Our one-day VaR is defined as the unrealized loss in portfolio value that, based on historically observed market risk factors, would have been exceeded with a frequency of one percent, based on a calculation with a confidence interval of 99%.

Our VaR model generally takes into account exposures to equity and commodity price risk and foreign exchange rates.

We use VaR as one of a range of risk management tools. Among their benefits, VaR models permit the estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various strengths and limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions, and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity.

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

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. For corporate bonds, this stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in seven scenarios, each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100, +/−200, and +/−300 basis points. For U.S. government securities, the stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in three scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−25 basis points.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this quarterly report that has materially affected or is likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal controls over financial reporting related to our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize any impact on the design and operating effectiveness of our internal controls.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 except as updated in Note 13 - “Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

We rely on a third party to provide our customers the ability to access cryptocurrency trading and custody services.

We have entered into an agreement with a Cryptocurrency Service Provider (“CSP”), which provides (i) a cryptocurrency exchange platform and services whereby investors can buy and sell certain cryptocurrencies from or to other customers of the CSP or liquidity providers and (ii) custody services for certain cryptocurrencies (collectively, the “Exchange Services”), enabling our customers to trade and custody Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), and Bitcoin Cash (BCH) (collectively, "Cryptocurrency Assets") via the CSP. We provide only a platform and an interface for our customers to access the Exchange Services provided by the CSP. We have no custody or control over the Cryptocurrency Assets our customers hold in their accounts at the CSP. A disruption in our partnership with the CSP or in the Exchange Services provided by the CSP could have adverse effects on our customers’ confidence in our cryptocurrency offering through the CSP and on our business.

A data breach at the CSP may result in irreversible losses, which would adversely affect our customers and our business.

Access to the Cryptocurrency Assets is controllable only by the possessor of the unique private key relating to the digital wallet in which such Cryptocurrency Assets are held. To the extent any of the CSP’s private keys are lost, destroyed, unable to be accessed by the CSP, or otherwise compromised and no backup of such private key is accessible, the CSP will be unable to access the Cryptocurrency Assets held in the respective wallets. In addition, neither the CSP nor any cryptocurrency custodian can provide absolute assurance that any or all of the CSP’s wallets will not be hacked or compromised such that the private keys are obtained by a third-party or otherwise compromised in a manner such that Cryptocurrency Assets are sent to one or more addresses that the CSP does not control, which could result in the loss of some or all of the Cryptocurrency Assets that the CSP holds in custody on behalf of our customers. The CSP’s failure to safeguard the Cryptocurrency Assets may result in losses to our customers which could have adverse effects on our customers’ confidence in our cryptocurrency offering through the CSP and on our business.

We may encounter technical issues which would result in disruption or interruption of our customers’ access to their CSP accounts.

Both we and the CSP rely on computer software, hardware and telecommunications infrastructure and networking to provide the respective services to our customers with respect to trading and custody of the Cryptocurrency Assets. These computer-based systems and services are inherently vulnerable to disruption, delay, or failure, which may cause our customers to lose access to our trading platform and the Exchange Services provided by the CSP. Any such disruption could have an adverse effect on our customers’ confidence in our cryptocurrency offering through the CSP and an adverse effect on our business.

Changes in laws and regulations regarding cryptocurrency may negatively impact our ability to enable our customers to buy, hold and sell cryptocurrencies in the future and may adversely affect our business.

Regulation of the cryptocurrency industry continues to evolve and is subject to change. Securities and commodities laws and regulations and other bodies of laws can apply to certain cryptocurrency assets. These laws and regulations are complex and the interpretations of them may be subject to challenge by the relevant regulators. Future regulatory developments, including the treatment of certain cryptocurrency assets for U.S. federal income tax and foreign tax purposes, could have an adverse effect on our cryptocurrency offering through the CSP and on our business.

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

On an annual basis, each holder of a membership interest may request that some or all of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2021 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 30, 2021, the Company issued 6,079,542 shares of common stock (with a fair value of $376 million) to Holdings, for distribution to certain of its members in exchange for membership interests in IBG LLC equal in number to such number of shares of common stock issued by the Company. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

SIGNATURE

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

Date: November 9, 2021