Form 10-K
period 2021-12-31
Interactive Brokers Group, Inc.
filed 2022-02-25
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5,475,738,797 computed by reference to the $65.73 closing sale price of the common stock on the Nasdaq Global Select Market, on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 22, 2022, there were 98,227,883 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings and Regulatory Matters” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders while striving to achieve best executions and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, metals and cryptocurrencies on more than 150 electronic exchanges and market centers around the world. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2021, we had 2,571 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 23.5% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the terms “common stock” and “IBKR shares” refer to the Class A common stock of IBG, Inc.

We are a successor to the market making business founded by our Chairman, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. We have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges and market centers since the early 1990s has allowed us to integrate our software with an increasing number of trading venues, creating one automatically functioning, computerized platform that requires minimal human intervention. Over four decades of developing our automated trading platforms and automating many middle and back office functions have allowed us to become one of the lowest cost providers of broker-dealer services and to significantly increase the volume of trades we handle.

Our internet address is www.interactivebrokers.com and the investor relations section of our website is located at www.interactivebrokers.com/ir. We make available free of charge, on or through the investor relations section of our website, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, registration statements, prospectus supplements and Section 16 filings for our directors and officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are made available to the public on the SEC’s internet site. In addition, posted on our website are our Bylaws, our Amended and Restated Certificate of Incorporation, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors, our Accounting Matters Complaint Policy, our Whistle Blower Hotline, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time periods required by SEC and the Nasdaq Stock Market LLC’s Global Select Market (“Nasdaq”), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures, if any, (as defined in Regulation G) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Our primary assets are our ownership of approximately 23.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 76.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,230,127	319,880,492	418,110,619

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering in exchange for the interests in IBG LLC being redeemed by Holdings. Periodically since June 2011, with the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC has agreed to redeem certain membership interests from Holdings through the sale of common stock and to distribute the proceeds of such sale to the beneficial owners of such membership interests. From 2011 through 2021, the Company issued 34,207,307 shares of common stock (with a fair value of $1,491 million) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single trading account. We offer our customers access to all classes of tradable, primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds, ETFs, metals and cryptocurrencies traded on more than 150 electronic exchanges and market centers in 33 countries and in 25 currencies seamlessly around the world. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to approximately 1.68 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we attract sophisticated and active investors.

No single customer represented more than 1.5% of our commissions in 2021.

Our key product offerings include:

•IBKR ProSM is the core IBKR service designed for sophisticated investors. IBKR ProSM offers the lowest cost access to stocks, options, futures, forex, bonds, mutual funds, ETFs, metals and cryptocurrencies from a single integrated platform with no added spreads, ticket charges, account minimums or platform fees.

•IBKR LiteSM provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs as well as low-cost access to global markets without required account minimums or platform fees to participating U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system.

•IBKR Integrated Investment Account – From a single point of entry in one IBKR Integrated Investment Account our customers are able to transact in 25 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 150 electronic exchanges and market centers in 33 countries around the world seamlessly. Our offering features a suite of cash management services, including:

•Interactive Brokers Debit Mastercard® and Interactive Brokers Canada Prepaid Mastercard® Card – Interactive Brokers Debit Mastercard® and Interactive Brokers Canada Prepaid Mastercard® Card allow customers to spend and borrow directly against their account at lower interest rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard®1 or Prepaid Mastercard®1is accepted around the world.

•Bill Pay – Our Bill Pay program allows customers to make electronic or check payments to almost any company or individual in the U.S. The service can be configured for one-time or recurring payments and permits customers to schedule future payments.

__________________________

1 Debit Mastercard® and Prepaid Mastercard® are trademarks registered to Mastercard International Incorporated Corporation, Delaware, 2000 Purchase Street, Purchase, New York 10577-2405.

•Direct Deposit and Mobile Check Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us. In addition, U.S. customers can use our Mobile Check Deposit to directly deposit checks drawn on a U.S. bank.

•Request for Payment Service – Through this new banking service, U.S. customers can make instant deposits, 24 hours a day, from their mobile banking app or other bank portal to fund their brokerage account with us. Funds deposited via Request for Payment are immediately available for trading. The service is available to customers with an account at J.P. Morgan Chase and, over time, other banks will be added.

•Insured Bank Deposit Sweep Program – Our Insured Bank Deposit Sweep Program provides eligible customers with up to $2,500,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage for total coverage of $2,750,000. Customers continue earning the same competitive interest rates currently applied to cash held in their brokerage accounts with us. We sweep each participating customer’s eligible cash balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $2,750,000 remain subject to safeguarding under the SEC's Customer Protection Rule 15c3-3.

•Investors’ MarketplaceSM – The Investors’ MarketplaceSM is an expansion of our Money Manager Marketplace and our Hedge Fund Capital Introduction program. This program is the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 45,000 mutual funds worldwide, including more than 17,000 no-transaction-fee funds from over 480 fund families.

•Bond Marketplace – The Bond Marketplace allows customers to search for the best yields from a vast universe of bonds from issuers in the Americas, Europe and Asia. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.

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

•Cryptocurrency – Customers, including both individuals and advisors, can trade Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC) and Bitcoin Cash (BCH) through Paxos Trust Company, alongside other asset classes on a single integrated platform.

•U.S. Spot Gold – Customers can trade U.S. Spot Gold alongside other asset classes from a single integrated account. In addition, our customers have access to efficient pricing in quantities as small as one ounce and can request physical delivery of their U.S. Spot Gold position.

•No Transaction Fee Program for Exchange-Traded Funds – We offer a "fee waived" no transaction fee program for ETFs that reimburses IBKR ProSM customers and eligible non-U.S. customers for commissions paid on ETF shares held for at least 30 days.

For all customers, our platform offers:

•Low Costs – We provide our customers with among the industry’s lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our IBKR ProSM customers benefit from our advanced routing of orders designed to achieve the best available trade price.

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

•Automated Risk Controls – Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes and across all currencies. Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we attempt to automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. This is done to protect us, as well as the customer, from excessive losses.

•Flexible and Customizable System – Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers can access their accounts through our IBKR Mobile platforms for a seamless experience.

•Securities Financing Services – We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. Our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash or U.S. Treasury securities collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers interest on the collateral value generally equal to 50% of the income we earn from lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.

•Block Trade Desk – We offer broker-assisted trading through our Corporate Bond and Stock and Option block order desks. The desks help traders execute large or complex orders and monitor trades when customers are unable to do so. The desks source liquidity, bring SPX color from the pit, offer price discovery services, and help customers calibrate and execute complex algo trading strategies.

•IBKR Campus – IBKR Campus helps customers learn about the markets, products, and tools available through our platforms. IBKR Campus offers self-directed courses at the Traders’ Academy, live and recorded webinars, our Traders’ Insight market commentary blog, the IBKR Quant Blog, and our Student Trading Lab, which lets educators bring real-world trading experiences to their classroom. In addition, we provide content to Coursera, an online provider of learning content, for a certificate program called Practical Guide to Trading.

Promotional offerings include:

•IBKR Refer a Friend Program – Under the Refer a Friend program, we encourage existing customers to refer friends and family to IBKR. The referring customer can earn a flat fee payment of $200 while the new customer can receive up to $1,000 in IBKR stock. The specific program details and eligibility requirements are described on our website.

Analytical offerings on our platform include:

•IBKR GlobalAnalystSM – Our IBKR GlobalAnalystSM tool, designed for investors who are interested in international portfolio diversification, helps find new opportunities to diversify an investor’s portfolio and discover undervalued companies that may have greater growth potential. The relative value of global stocks by region, country, industry or individually can be compared, and metrics displayed in one of 27 currencies. IBKR GlobalAnalystSM can search across business sectors and allows for filtering by region, country and market capitalization.

•PortfolioAnalyst® – Our PortfolioAnalyst® reporting tool is designed to allow customers to evaluate the performance of their complete financial portfolio. The tool consolidates data from a customer’s investment, checking, savings, annuity, incentive plans and credit card accounts, calculates GIPS® verified time-weighted and money-weighted returns, and offers robust reporting and benchmarking capabilities.

•IB Risk NavigatorSM – We offer to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system can identify overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, providing views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta, profit and loss, and position quantity measures. The system also offers customers the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk profile.

•Mutual Fund/ETF Parser – The Parser categorizes the individual component stocks within mutual funds and ETFs, giving an accurate, granular picture of the overall exposure to asset classes, industry sectors and companies.

•Portfolio Builder – Portfolio Builder supports our customers in setting up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and with the click of a button let the system create the orders to invest in a strategy and track its performance in their portfolio.

•Environmental, Social and Governance (“ESG”) Tools

•IMPACT by Interactive BrokersSM – IMPACT by Interactive BrokersSM (“IMPACT App”) is a unique, simple and intuitive mobile app that helps customers easily align their portfolio with their values, with a goal to help shape the future they wish to see. The IMPACT App allows customers to select their personal investment criteria from thirteen impact values and principles: Clean Air, Pure Water, Ocean Life, Land Health, Consumer Safety, Ethical Leadership, Gender Equality, Racial Equality, LGBTQ Inclusion, Company Transparency, Sustainable Product Lifecycle, Mindful Business Models and Fair Labor & Thriving Communities. Customers can also exclude investments based on business practices they would like to avoid. Based on these preferences, the IMPACT App will show customers how investment opportunities and their portfolio align with their beliefs.

•Impact Dashboard – The Impact Dashboard helps customers to evaluate and invest in companies that align with their values. Customers can select the values they care about from a list ranging from clean air to consumer safety and racial equality, and measure how both individual securities and their overall portfolio measure up against their criteria.

•ESG Scores – ESG Scores from Refinitiv give customers a new set of tools for making investment decisions based on more than just financial factors. Companies are scored along several dimensions, such as reducing emissions and supporting human rights, and customers can easily see how companies rank both overall and on each dimension.

•Charitable Giving – IBKR GIVESM supports U.S. customers in making charitable donations directly from the IMPACT App. Using a comprehensive directory of U.S. charities and non-profit organizations from GuideStarTM by Candid, IBKR GIVESM lets customers easily donate to a charity matching their values, or search for a non-profit of their choice.

•Socially Responsible Investing (SRI) Portfolios – Interactive Advisors offers to customers a selection of thirteen value portfolios grouped into Better Planet, Social Justice and Responsible Management categories. Interactive Advisors also offers an additional four portfolios grouped under the Smart Beta ESG category. Customers can also customize any of their portfolios to exclude companies whose business practices concerns them.

•Interactive AnalyticsSM and IB Option AnalyticsSM – We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 100 sophisticated order types and algorithms. We also provide a real-time option analytics window which displays values that reflect the rate of change of an option’s price with respect to a unit change in each of several risk dimensions.

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

•Goal Tracker – Interactive Advisors' Goal Tracker projects the hypothetical performance of a portfolio and monitors how likely it is the portfolio might achieve the goal. Customers can adjust inputs, such as monthly contribution amount, goal target date, or the cost or outflow associated with the goal, to estimate the likelihood of achieving a goal.

We cater to various customer groups with specific service needs.

For advisors, we offer:

•Model Portfolios – Model Portfolios offer advisors an efficient and time-saving approach to investing customer assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest customer funds into these models.

•IBKR Allocation Order Tool – The IBKR Allocation Order Tool streamlines the creation, execution, and allocation of group orders. The tool provides advisors with a single screen to enter trade allocations quickly across many customer accounts, advisors or strategies; allocate total quantity or cash quantity for user-specified values proportionally or equally; and modify orders or allocations on the fly. In addition, customers can use the Allocation Order Tool to project, preview and allocate trades to take advantage of potential capital losses for all or some of an advisor’s invested customers.

•ESG Impact Profile – The ESG Impact Profile helps advisors understand customer preferences for socially responsible and impact investing. Advisors’ customers can select personal investment criteria from thirteen impact values and principles and exclude investments based on ten categories.

•IBKR Client Risk Profile – IBKR Client Risk Profile is designed to help advisors determine the most suitable investments for their customers, based on each customer’s risk tolerance. This information is collected through a custom-designed questionnaire. Advisors can view the scores through the Advisor Portal and create custom pre-trade allocation groups and profiles in Trader WorkstationSM to place orders and allocate trades for customers with similar risk profiles.

For introducing brokers and advisors, we offer:

•White Branding – Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology, to offer to their customers a complete global range of services and products.

For customers looking for online advisory services, we offer:

•Interactive Advisors – Interactive Advisors recruits registered financial advisors, vets them, analyzes their investment track records, and groups them by their risk profile. Investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Investors can assign their accounts to be traded by one or more advisors. Interactive Advisors also offers our customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETFs low-cost automation to provide broad market exposure and potentially higher returns, as well as Socially Responsible Investing.

Technology

Our proprietary technology is the key to our success. We believe that integrating our system with electronic exchanges and market centers worldwide results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low execution costs, this approach reduces overall transaction costs to our IBKR ProSM customers and, in turn, increases our transaction volume and profits (customers who elect to use our IBKR LiteSM offering do not take advantage of our IB SmartRoutingSM technology). Over the past four decades, we have developed an integrated trading system and communications network and have positioned our company as an efficient conduit for the global flow of risk capital across asset and product classes on electronic marketplaces around the world, permitting us to have one of the lowest cost structures in the industry. We believe that developing, maintaining and continuing to enhance our proprietary technology provides us and our customers with the competitive advantage of being able to adapt quickly to the changing environment of our industry and to take advantage of opportunities presented by new exchanges, products, pricing mechanisms or regulatory changes before our competitors.

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers trade on more than 150 electronic exchanges and market centers in 33 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that customers can buy or sell a product traded on that exchange via an electronic link from their computer or mobile device through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data lines, extranets, virtual private networks and the Internet.

Specifically, our customers receive worldwide electronic access through our Trader WorkstationSM (our real-time Java-based trading platform), our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our customer-portal-based Quick Trade or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader WorkstationSM, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing programmatic trading utilize our API, which supports multiple programming languages. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

Our company is technology-focused, and our management team is hands-on and technology-savvy. Most members of the management team participate in algorithm design and supervise the creation of detailed specifications for new applications. The development queue is prioritized and highly disciplined. Progress on programming initiatives is generally tracked on a bi-weekly basis by the steering and other committees consisting of senior executives. This enables us to prioritize key initiatives and achieve rapid results. All new business involves a software development project. We generally do not engage in any business that we cannot automate and incorporate into our platform prior to entering the business.

The rapid software development and deployment cycle is achieved by our ability to leverage a highly integrated, object-oriented development environment. The software code is modular, with each object providing a specific function and being reusable in multiple applications. New software releases are tracked and tested with proprietary automated testing tools. We are not hindered by disparate and often limiting legacy systems assembled through acquisitions. Virtually all our software has been developed and maintained with a unified purpose.

For over four decades, we have built and continuously refined our automated and integrated, real-time systems for world-wide trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between us and exchanges and market centers around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems. As a result, our systems can assimilate market data, disseminate market prices to customers and update risk management information in real time, across tradable products in all available product classes and across multiple geographies.

Risk Management Activities

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

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds, mutual funds, ETFs and other financial instruments) and across all currencies. Recognizing that our customers generally are experienced investors, we expect our customers to manage their positions proactively and we provide tools to facilitate our customers’ position management. However, if a customer’s equity falls below what is required to support that customer’s margin, we will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. We do this to protect ourselves, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is automated.

As a safeguard, all liquidations are displayed on custom built liquidation monitoring screens that are part of the toolset our risk management professionals use to minimize market exposure. In addition, our technical staff uses these displays to monitor the performance of our risk systems at all times across all open markets around the world. In the event our systems absorb erroneous market data from exchanges, which prompts liquidations, our risk specialists have the capability to temporarily halt liquidations that meet specific criteria. The liquidation halt function is highly restricted.

Our customer interface includes color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having their positions liquidated under our automated liquidation algorithm. These tools and real-time margining aid our customers in understanding their trading risk at any moment of the day and help us maintain low commissions.

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

With respect to our remaining market making activities, we employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our automated system evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on real-time and periodical bases. Although our remaining market making activities are completely automated, the trading process and our risk are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions.

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

When a trade is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or the market making system, generally within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management and funds receipt and disbursement.

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, then immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. For example, for U.S. options, IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and in that event enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, and we absorb the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders. As the system continues to gain more users, this feature becomes more important for customers in a world of multiple exchanges, market centers and penny-priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use other routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), the Chicago Mercantile Exchange Clearing House, The Depository Trust & Clearing Corporation and ICE Clear U.S. In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, Sweden, Denmark, Finland, India, Hong Kong, Japan and Australia.

Customers

We currently service approximately 1.68 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction costs. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms and introducing brokers and banks that require global access.

Our customers primarily fall into two groups based on services provided: cleared customers which are the majority of our customers and non-cleared customers, the latter also known as trade execution customers.

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

•Trade Execution Customers: We offer trade execution for customers who choose to clear with another prime broker or a custodian bank; these customers take advantage of our low commissions for trade execution as well as our best price execution. Our non-cleared customers include online brokers and the customer trading units of commercial banks. These customers are attracted by our IB SmartRoutingSM technology as well as our direct access to stock, options, futures, forex, bond, mutual fund and ETF markets worldwide.

Human Capital

As of December 31, 2021, we had 2,571 full-time employees worldwide. Our goal is to attract, develop and retain key employees to achieve our strategic objectives. We offer a comprehensive benefits program, including stock incentives, to all of our employees and design our compensation programs to attract, retain and motivate employees. We believe that our relations with our employees are good. Our employees are not covered by any collective bargaining agreements.

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

Environmental, Social and Governance

The Company’s Environmental, Social and Governance (“ESG”) Committee, established in early 2020, is responsible for advising on the Company’s ESG strategy, including recommendations on the development of new products and services for our customers, tracking ESG initiatives throughout the Company, and providing training to the Company’s Board of Directors and employees on ESG topics.

New ESG Tools and Features for our Customers

Over the last two years we significantly expanded our suite of sustainable trading products by creating new tools and adding ESG features into existing ones. Using these offerings, our customers can view their investments not just through a financial lens, but also through ESG and “impact” lenses. These tools provide conscientious investors with a richer, personalized set of data to make more informed investment decisions. These new tools and features include the IMPACT App, the Impact Dashboard, ESG Scores, Charitable Giving – IBKR GIVESM, and Socially Responsible Investing (SRI) Portfolios, as described above in this Item 1 in the “Nature of Operations” section.

Social Initiatives

We recently added to the robust suite of benefits we offer our employees, by introducing a parental leave policy that increases paid leave time for same sex, opposite sex and domestic partnership couples. We have also been enhancing benefits related to childbearing and adoption for all employees.

Giving back to the communities where we operate is also important to us. For example, we donated more than $5 million to assist efforts to provide food and support for people affected by the coronavirus as well as to advance medical solutions.

Diversity and Inclusion (“D&I”)

D&I is an integral part of our ESG initiatives. We believe that a diverse leadership and workforce enriches our employees’ and customers’ experience. As a global company, we have a diverse workforce worldwide.

Our recruiting process is an essential part of our D&I initiatives. We broadened the use of specialty recruitment platforms that include female, veteran, and minority-focused candidate pools. We also redesigned our job postings with a view to promoting and attracting a more diverse workforce. We added diversity to our Board of Directors by appointing a director who is not only the Board’s first female director but also its first Asian member. We have plans underway to continue broadening the composition and perspective of our Board of Directors.

Environment

We have taken steps to reduce our global carbon footprint and implement sustainable practices that protect the climate, such as transitioning office materials and supplies to focus on products that can be disposed of sustainably and to reduce waste management. Many of our office locations have adopted recycling programs, which we promote through recycling campaigns with mindful tips for our employees to reduce waste and consumption of water and electricity.

We also collect direct and indirect carbon production data for our offices around the world to measure our carbon footprint. We have begun our carbon offsetting initiatives through the purchase of Renewable Energy Certificates (“REC”) and making investments in renewable energy projects. All our data centers worldwide use green power provided directly through the local utility or maintain RECs to ensure a carbon-neutral footprint.

Competition

The market for electronic brokerage services is rapidly evolving and highly competitive and we expect it to remain so. The environment in which we operate has a broad array of competitors ranging from large integrated banks to online brokers to early-stage private companies. Our primary competitors, both in the U.S. and abroad, are other companies that provide electronic brokerage, prime brokerage, and financial advisor and introducing broker products and services. We compete based on numerous factors, including transaction execution, customer experience, products and services, technological excellence and innovation, reputation, global access and price. Since our inception, we have been driven to transforming the electronic brokerage business through automation and innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. We believe these are significant differentiators that set us apart from our competitors.

We experience competition in hiring and retaining qualified employees. The market for qualified personnel in our business is highly competitive, and at various times the demand in the market for different functions and roles can become especially high, which may oblige us to pay more to attract and retain talent. We also compete on non-monetary forms of compensation, providing what we believe to be a robust set of benefits to our employees.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated order routing, custodial, customer onboarding and transaction processing systems.

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”), IBKR Securities Services LLC (formerly, Timber Hill LLC) (“IBKRSS”) and Interactive Brokers Corp. are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), the Chicago Mercantile Exchange (“CME”) and the National Futures Association (“NFA”). Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

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

As of December 31, 2021, aggregate excess regulatory capital for all of the operating subsidiaries was $7.0 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2021.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,581	$1,001	$4,580
IBKRFS	598	12	586
IBHK	860	278	582
Other regulated operating subsidiaries	1,553	276	1,277
	$8,592	$1,567	$7,025

As of December 31, 2021, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Supervision and Compliance

Our Compliance department supports and seeks to ensure proper operations of our business in accordance with applicable regulatory requirements. The philosophy of the Compliance department, and the Company as a whole, is to build automated systems to try to minimize manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, surveillance of customer trading for market manipulation or abuse or violations of exchange rules, and anti-money laundering and anti-fraud surveillance. Our automated operations and automated compliance systems provide substantial efficiencies to our Compliance department. As part of this continuing effort, we have implemented a new case management and surveillance system and increased our Compliance staffing over the past several years to meet the growing regulatory burdens faced by all industry participants.

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

As required by the USA Patriot Act and other rules, we have established comprehensive anti-money laundering and customer identification procedures, designated AML Compliance Officers for each electronic brokerage subsidiary, trained our employees and conducted independent audits of our programs. Our anti-money laundering screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government sanction lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists and several other global, U.N., EU and other non-U.S. sanction lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading or higher risk patterns of money movement. We generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation or abuse, fraud and other suspicious activities.

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

Executive Officers and Directors of Interactive Brokers Group, Inc.

The table below presents the names, ages and positions of our current directors and executive officers as of December 31, 2021.

Name	Age	Position
Thomas Peterffy	77	Chairman of the Board of Directors
Earl H. Nemser	75	Vice Chairman and Director
Milan Galik	55	Chief Executive Officer, President and Director
Paul J. Brody	61	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	66	Executive Vice President and Chief Information Officer
Lawrence E. Harris	65	Director
Gary Katz	61	Director
John M. Damgard	82	Director
Philip Uhde	36	Director
Nicole Yuen	59	Director
William Peterffy	32	Director

Thomas Peterffy – Mr. Peterffy has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual marker maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

Milan Galik – Mr. Galik joined us in 1990 as a software developer and has served as the Chief Executive Officer of the Company since October 2019. Mr. Galik has also served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of Timber Hill LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

Earl H. Nemser – Mr. Nemser has been our Vice Chairman since November 2006. Mr. Nemser has been the Vice Chairman of the Company since 1988 and also serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Nemser serves as an Independent Advisor to the law firm Dechert LLP. Mr. Nemser served as Special Counsel to Dechert LLP from January 2005 to October 2018. Prior to such time Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995. Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

Paul J. Brody – Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various subsidiaries of IBG LLC. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of The Options Clearing Corporation, of which Interactive Brokers LLC and Timber Hill LLC are members. Mr. Brody also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

Thomas A. Frank – Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President and Chief Information Officer of Interactive Brokers LLC. In addition, Dr. Frank has served as Vice President of Timber Hill LLC since December 1990. Dr. Frank has served as a director of The Options Clearing Corporation, since 2015. Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Lawrence E. Harris – Dr. Harris has been a director since July 2007. Dr. Harris is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. Dr. Harris is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. Dr. Harris has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

Gary Katz – Mr. Katz has been a director since January 2017. Mr. Katz was the President and Chief Executive Officer of the International Securities Exchange (“ISE”) and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure – an auction market on an electronic platform – used by all three options exchanges; ISE, ISE Gemini and ISE Mercury and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. Mr. Katz served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation and chaired the Board’s newly formed technology committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master’s degree in Statistics with Distinction and a bachelor’s degree from Queens College. Mr. Katz is currently chairman of the board of Farmer’s Pantry LLC, a start-up in the consumer goods industry and also serves on the board of STRS, LLC, a start-up in the financial industry meeting the unique needs of credit card issuers and merchants. Mr. Katz is also Chairman of Mercaz Academy, a private elementary school located in central Long Island, New York.

John M. Damgard – Mr. Damgard has been a director since December 2018. Mr. Damgard served as President of the Futures Industry Association (“FIA”) from 1982 to 2013 and was a founder, past president and a member of the board of the Institute for Financial Markets. Prior to joining FIA in 1982, Mr. Damgard directed the Washington office of ACLI International, a leading commodity merchant firm active in cash and futures markets worldwide. Mr. Damgard served as Deputy Assistant and Acting Assistant Secretary of Agriculture and was responsible for the major marketing and regulatory functions at the U.S. Department of Agriculture (“USDA”). While at the USDA, Mr. Damgard led the Administration’s efforts during the creation of the Commodity Futures Trading Commission, a new independent regulatory agency. Mr. Damgard studied at the University of Virginia for two years and received a B.A. from Knox College in 1964 with a major in Political Science and a minor in Economics.

Philip Uhde – Mr. Uhde is a private investor. In 2012 Mr. Uhde founded, and from 2012 through 2020 he managed, Echinus Partners, an approximately $1.5 billion investment partnership making concentrated, long-term investments in the public markets. Mr. Uhde has led many investments in financial services companies, including Moody’s, S&P Global, Fimalac (Fitch), Visa, Mercadolibre, Guidewire and IBG, Inc. Prior to founding Echinus Partners, Mr. Uhde was a member of the investment team at SPO Partners, an investment partnership founded in 1969. Mr. Uhde received a BA in Economics and East Asian Studies from Yale University in 2008. During the course of his ownership of IBKR, Mr. Uhde has made in-depth studies into various aspects of the Company’s business with numerous recommendations to management.

William Peterffy – Mr. William Peterffy is the Chair of the Investment Committee of the Peterffy Foundation where he oversees its investment portfolio. Mr. William Peterffy joined IBG LLC in 2019 to lead its Environmental, Social and Governance (ESG) efforts. Mr. William Peterffy joined the Company’s Board of Directors as an observer in 2019. Mr. William Peterffy is also a member of the Board of Trustees of the Collective Heritage Institute (commonly known as Bioneers) and focuses his efforts on sustainability issues. Prior to joining IBG LLC, Mr. William Peterffy worked as an investment analyst within the hedge fund industry. As a result of these professional and other experiences, Mr. William Peterffy possesses particular knowledge and experience in ESG issues and provides diversity of viewpoint to the Board by virtue of his experience that strengthens the Board’s collective knowledge, capabilities and experience. Mr. William Peterffy is the son of our Chairman, Mr. Thomas Peterffy.

Nicole Yuen – Ms. Yuen is a seasoned investment banker with more than 20 years of experience. Ms. Yuen most recently served as Managing Director, Head of Equities – North Asia and Vice Chairman – Greater China for Credit Suisse. During Ms. Yuen’s 6-year tenure, she led the build-out of Credit Suisse’s brokerage business in mainland China and oversaw the bank’s equities business in North Asia. Ms. Yuen is a non-executive director of Aberdeen New Dawn Investment Trust PLC.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 98 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 320 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 90.5% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 76.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company and our primary assets are our approximately 23.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.8 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2021, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $15.4 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $15.4 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2021.

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

Like other brokerage and financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in volume of securities and futures transactions, changes in the markets in which such transactions occur and changes in how such transactions are processed. A weakness in securities markets, such as a slowdown causing reduction in trading volume in U.S. or foreign securities and derivatives, has historically resulted in reduced transaction revenues and would have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our employees have been impacted by local COVID-19 restrictions and continue to work remotely on a part-time basis. As a result, any disruption to our information technology systems, including from cyber incidents, could have a material adverse effect on our business. We have taken measures to maintain the health and safety of our employees, but widespread illness could negatively affect staffing levels within certain functions or locations. In addition, our ability to recruit, hire and onboard employees could be negatively impacted by COVID-19 restrictions.

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

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the CME, the CFTC, and the NFA; in Canada, the IIROC and various Canadian securities commissions; in the United Kingdom, the FCA; in Ireland, the CBI; in Luxembourg, the CSSF; in Switzerland, the FINMA; in Hungary; the MNB; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association; in Singapore, the MAS; and in Australia, the Australian Securities and Investment Commission. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

With respect to our direct market access brokerage business, the market for electronic and interactive bidding, offering and trading services in connection with equities, options and futures is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Our current and potential future competition principally comes from five categories of competitors:

•prime brokers who, in an effort to satisfy the demands of their customers for hands-on electronic trading facilities, universal access to markets, smart routing, better trading tools, lower commissions and financing rates, have embarked upon building such facilities, product and service enhancements;

•direct market access and online equity brokers, and online options and futures firms;

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

During 2021, approximately 31% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

We rely on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, banking systems, cryptocurrency systems, Internet service, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

Internet-related issues may reduce or slow the growth in the use of our services in the future.

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Although our larger institutional customers use leased data lines to communicate with us, our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our customers’ access to the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our web-based products could increase more slowly or decline, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into an agreement with a Cryptocurrency Service Provider (“CSP”), which provides (i) a cryptocurrency exchange platform and services whereby investors can buy and sell certain cryptocurrencies from or to other customers of the CSP or liquidity providers and (ii) custody services for certain cryptocurrencies (collectively, the “Exchange Services”), enabling our customers to trade and custody Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Bitcoin Cash (BCH) and potentially other cryptocurrencies, (collectively, "Cryptocurrency Assets") via the CSP. We provide only a platform and an interface for our customers to access the Exchange Services provided by the CSP. We have no custody or control over the Cryptocurrency Assets our customers hold in their accounts at the CSP. A disruption in our partnership with the CSP or in the Exchange Services provided by the CSP could have adverse effects on our customers’ confidence in our cryptocurrency offering through the CSP and on our business.

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

The table below presents certain information with respect to our leased facilities as of December 31, 2021.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	61,061	Office space and data center
Other (9 locations)	45,602	Office space and data center

Europe
Zug, Switzerland	25,009	Office space and data center
Budapest, Hungary	22,402	Office space
London, United Kingdom	12,969	Office space
Tallinn, Estonia	12,731	Office space
Other (3 locations)	14,595	Office space

Asia - Pacific
Mumbai, India	81,553	Office space
Hong Kong	21,776	Office space and data center
Other (4 locations)	18,969	Office space

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

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are generally the subject of regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, display of market data, short sales, margin lending, exchange fees charged to customers, anti-money laundering or potentially manipulative trading by customers, procedures for accounts managed by independent financial advisors or referred by third parties, technology development practices, record-keeping, business continuity planning and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on Nasdaq. As of February 18, 2022, there were 24 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2016 to December 31, 2021. The comparison assumes $100 was invested on December 31, 2015 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
250
200
150
100
50
-
12/30/2016
3/30/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021

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

Use of Proceeds

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2021, the Company issued 170,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 30, 2021, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 6,079,542 shares of common stock (with a fair value of $376 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees, IBG, Inc.’s interest in IBG LLC has increased to approximately 23.5%, with Holdings owning the remaining 76.5% as of December 31, 2021. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of December 31, 2021. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2021. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	2,488,700
Total	—	—	2,488,700

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

Business Overview

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, ETFs, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs, metals and cryptocurrencies on more than 150 electronic exchanges and market centers in 33 countries and 25 currencies seamlessly around the world.

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. The ever-growing complexity of multiple market centers across diverse geographies provides us with ongoing opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers since the early 1990s has allowed us to integrate our software with an increasing number of trading venues, creating one automatically functioning, computerized platform that requires minimal human intervention.

Our customer base is diverse with respect to geography and segments. Currently, approximately 77% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 62% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

In 2021, world equities markets ended the year mixed. While the U.S., the United Kingdom, Europe and Australia saw double-digit gains in their major equity market indexes, Asian markets either experienced small gains or fell. Despite this varied backdrop, there continues to be worldwide interest in the financial markets. Growing numbers of individuals, especially those newly attracted to investing, turned to the markets with increased awareness, due to the interconnectedness of investors to each other and to the markets, as they sought to earn higher yields on their assets in zero and negative-interest rate environments.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year:

Global trading volumes. According to industry data, average daily volume in U.S. exchange-listed equity-based options increased by 34%, U.S. futures by 3%, and in U.S. listed cash equities volume by 5%. These increases followed a very active 2020.

Volumes were impacted positively by large numbers of investors, particularly individuals, participating in securities markets throughout the year. Market volatility decreased moderately over the course of 2021, while average volatility for the year was down substantially from a highly volatile, pandemic-impacted 2020. Despite lower volatility, higher equities, futures and options volumes demonstrated the continuing impact of more participants in the financial markets and their increasing comfort with taking part in the investment arena.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), fell markedly from 29 in 2020 to 20 in 2021. While last year’s unusual COVID-19 pandemic-induced spike in market volatility to over 30 has moderated, it remains elevated compared to pre-pandemic levels.

In general, higher volatility improves our performance because it correlates with customer trading activity across product types. Various market cross-currents led to mixed results across our major product types: customer options and stock volumes were up 46% and 131%, respectively, while futures and foreign exchange volumes declined 7% and 30%, respectively, compared to 2020. Trading was active as investors continued to capitalize on the opportunities to participate in the markets, seeking higher yields on their investments in the zero or negative interest rate environments that existed globally in 2021. These trends led to an influx of new accounts and increases in trading volume, particularly in equities.

Interest Rates. The U.S. Federal Reserve’s target federal funds rate range in the current quarter remained at zero to 0.25%, similar to rates in many other currencies, with the exception of those where rates are negative. U.S. rates also continued to exhibit a relatively flat yield curve. Both of these factors present us with fewer investment opportunities for interest-sensitive assets, and can lead to a narrower net interest margin.

Low benchmark rates also reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. Further, our margin balances are tied to benchmark rates, with a minimum charge of 0.75% in U.S. dollars, so low interest rates limit the interest we receive on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important factor that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers only when the federal funds effective rate is above 0.50%, and in currencies with negative rates we collect interest on a portion of customer cash balances. As an indirect positive effect, we believe low and negative benchmark world interest rates have been a factor leading to the active trading we have experienced, as investors enter securities markets to achieve higher yields on their investments.

Net interest income increased compared to 2020 while the average federal funds effective rate decreased to 0.08% in 2021 from 0.38% in 2020. The interest we pay on customer cash balances and earn on customer margin loans and investment of customer segregated funds results in spreads that are compressed at low benchmark rates. Rising balances and a minimum margin loan interest rate have partially compensated for this reduction in net interest income. Despite flat benchmark rates in 2021, a 58% increase in our average margin loan balances contributed to a 41% rise in margin loan interest over 2020. Further, a strong inflow of new accounts drove average customer credit balances up 17% for the year.

Fueled by higher average balances and strong securities lending results, our net interest income grew 32% over 2020, and our overall net interest margin increased from 1.07% to 1.17%.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During 2021 the value of the GLOBAL, as measured in U.S. dollars, decreased 1.31% compared to its value at December 31, 2020, which had a negative impact on our comprehensive earnings for the year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

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

Diluted earnings per share were $3.24 for the year ended December 31, 2021 (“current year”), compared to $2.42 for the year ended December 31, 2020 (“prior year”). Adjusted diluted earnings per share were $3.37 for the current year, compared to $2.49 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $2,714 million and income before income taxes was $1,787 million, compared to net revenues of $2,218 million and income before income taxes of $1,256 million in the prior year. Adjusted net revenues were $2,780 million and adjusted income before income taxes was $1,853 million, compared to adjusted net revenues of $2,204 million and adjusted income before income taxes of $1,346 million in the prior year.

The financial highlights for the current year were:

•Commission revenue increased $238 million, or 21%, from the prior year on higher customer options and stock trading volumes.

•Net interest income increased $276 million, or 32%, on strong securities lending activity and higher margin loan balances.

•Other income decreased $61 million from the prior year. This decrease was mainly comprised of (1) $75 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”) and (2) $18 million related to our currency diversification strategy; partially offset by (3) the non-recurrence of a $13 million impairment loss on our investment in OneChicago Exchange in the prior year.

•Pretax profit margin was 66%, up from 57% in the prior year. Adjusted pretax profit margin was 67%, up from 61% in the prior year.

In connection with our currency diversification strategy as of December 31, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $134 million (compared to an increase of $105 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 1.31%, compared to its value as of December 31, 2020. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $37 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $97 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

West Texas Intermediate Crude Oil Event

On April 20, 2020 the energy markets exhibited extraordinary price activity in the New York Mercantile Exchange ("NYMEX") West Texas Intermediate Crude Oil futures contract. The price of the May 2020 physically-settled futures contract dropped to an unprecedented negative price. This price was the basis for determining the settlement price for cash-settled futures contracts traded on the CME Globex and also for a separate, expiring cash-settled futures contract listed on the Intercontinental Exchange Europe ("ICE Europe"). Several of the Company’s customers held long positions in these CME and ICE Europe contracts, and as a result they incurred losses, including losses in excess of the equity in their accounts. The Company fulfilled the required variation margin settlements with the respective clearinghouses on behalf of its customers. The Company subsequently compensated certain affected customers in connection with their losses resulting from the contracts settling at a price below zero. As a result, the Company recognized an aggregate loss of approximately $104 million in the prior year, of which $103 million is included in general and administrative expenses and $1 million in customer bad debt expense in the consolidated statements of comprehensive income.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2017	265,501		14,835		31,282		311,618		1,246
2018	328,099	24%	21,880	47%	18,663	(40%)	368,642	18%	1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	395,885		124,123		220,247,921
2018	408,406	3%	151,762	22%	210,257,186	(5%)
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	293,860		118,427		213,108,299
2018	358,852	22%	148,485	25%	198,909,375	(7%)
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	253,304		116,858		209,435,662
2018	313,795	24%	146,806	26%	194,012,882	(7%)
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%

___________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2017	102,025		5,696		7,139,622
2018	49,554	(51%)	3,277	(42%)	11,347,811	59%
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)

___________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

	2021	2020	% Change
Total Accounts (in thousands)	1,676	1,073	56%
Customer Equity (in billions) (1)	$373.8	$288.6	30%

Cleared DARTs (in thousands) (2)	2,300	1,591	45%
Total Customer DARTs (in thousands) (2)	2,570	1,787	44%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.37	$2.78	(15%)
Cleared Avg. DARTs per Account (Annualized)	339	459	(26%)

___________________________

(1)Excludes non-customers.

(2)Daily average revenue trades ("DARTs") are based on customer orders.

(3)Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year-Ended December 31,
	2021	2020	2019

	(in millions, except share and per share amounts)
Revenues
Commissions	$1,350	$1,112	$706
Other fees and services	218	175	141
Other income (loss)	(2)	59	7
Total non-interest income	1,566	1,346	854

Interest income	1,372	1,133	1,726
Interest expense	(224)	(261)	(643)
Total net interest income	1,148	872	1,083
Total net revenues	2,714	2,218	1,937

Non-interest expenses
Execution, clearing and distribution fees	236	293	251
Employee compensation and benefits	399	325	288
Occupancy, depreciation and amortization	80	69	60
Communications	33	26	25
General and administrative	176	236	112
Customer bad debt	3	13	44
Total non-interest expenses	927	962	780
Income before income taxes	1,787	1,256	1,157
Income tax expense	151	77	68
Net income	1,636	1,179	1,089
Less net income attributable to noncontrolling interests	1,328	984	928
Net income available for common stockholders	$308	$195	$161

Earnings per share
Basic	$3.27	$2.44	$2.11
Diluted	$3.24	$2.42	$2.10

Weighted average common shares outstanding
Basic	94,167,572	79,939,289	76,121,570
Diluted	95,009,880	80,638,908	76,825,863

Comprehensive income
Net income available for common stockholders	$308	$195	$161
Other comprehensive income
Cumulative translation adjustment, before income taxes	(22)	26	4
Income taxes related to items of other comprehensive income	-	-	-
Other comprehensive income (loss), net of tax	(22)	26	4
Comprehensive income available for common stockholders	$286	$221	$165

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,328	$984	$928
Other comprehensive income - cumulative translation adjustment	(75)	98	20
Comprehensive income attributable to noncontrolling interests	$1,253	$1,082	$948

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2021	2020	2019

Revenues
Commissions	50%	50%	36%
Other fees and services	8%	8%	7%
Other income (loss)	0%	3%	0%
Total non-interest income	58%	61%	44%

Interest income	51%	51%	89%
Interest expense	(8%)	(12%)	(33%)
Total net interest income	42%	39%	56%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	9%	13%	13%
Employee compensation and benefits	15%	15%	15%
Occupancy, depreciation and amortization	3%	3%	3%
Communications	1%	1%	1%
General and administrative	6%	11%	6%
Customer bad debt	0%	1%	2%
Total non-interest expenses	34%	43%	40%
Income before income taxes	66%	57%	60%
Income tax expense	6%	3%	4%
Net income	60%	53%	56%
Less net income attributable to noncontrolling interests	49%	44%	48%
Net income available for common stockholders	11%	9%	8%

Year Ended December 31, 2021 (“current year”) compared to the Year Ended December 31, 2020 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $496 million, or 22%, compared to the prior year, to $2,714million. The increase in net revenues was primarily due to higher net interest income, commissions, and other fees and services, partially offset by lower other income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues for us but, instead, generates payments from market makers and others to whom we route these orders, which are included in commissions. Our commissions are geographically diversified. In 2021, 2020 and 2019 we generated 39%, 29% and 33%, respectively, of commissions from operations conducted internationally.

Commissions, for the current year, increased $238 million, or 21%, compared to the prior year, to $1,350 million, driven by higher customer trading volumes in stocks and options. Total customer stock share and options contract volumes increased 131% and 46%, respectively, while futures contract volumes decreased 7% compared to the prior year. Removing the effect of trading in low-priced stocks, the stock share volume rose 41%. Total DARTs for cleared and execution-only customers, for the current year, increased 44% to 2.57 million compared to 1.79 million for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as, clear and carry positions, for the current year, increased 45% to 2.30 million, compared to 1.59 million for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 15% to $2.37, compared to $2.78 for the prior year, reflecting smaller average order sizes in options and foreign exchange as well as higher exchange rebates passed through to our customers.

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current year, increased $43 million, or 25%, compared to the prior year, to $218 million, driven by a $26 million increase in risk exposure fee income to $38 million; a $17 million increase in market data fee income to $78 million; a $13 million increase in payments for order flow income from options exchange-mandated programs to $40 million; and a $9 million increase in other customer related fees to $23 million; partially offset by a $10 million decrease in account activity fee income to $18 million, as we eliminated account activity fees for most account types effective July 1, 2021; an $8 million decrease in IPO-related fee income to $15 million; and a $4 million decrease in FDIC Insured Bank Deposit Sweep Program fee income to $6 million.

Other Income (Loss)

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

Other income, for the current year, decreased $61 million to a loss of $2 million, compared to a gain of $59 million in the prior year. This decrease was mainly comprised of $75 million related to our strategic investment in Tiger Brokers, which swung to a $31 million mark-to-market loss in the current year from a $44 million mark-to-market gain in the prior year; and $18 million related to our currency diversification strategy, which lost $37 million in the current year compared to a loss of $19 million in the prior year; partially offset by the non-recurrence of a $13 million impairment loss on our investment in OneChicago Exchange in the prior year.

Interest Income and Interest Expense

We earn interest on margin lending to customers secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; on deposits (in positive interest rate currencies) with banks; and on certain customers’ cash balances in negative rate currencies. We pay interest on customer cash balances (in sufficiently positive interest rate currencies); for borrowing and lending securities; on deposits (in negative interest rate currencies) with banks; and on our borrowings.

Net interest income (interest income less interest expense), for the current year, increased $276 million, or 32%, compared to the prior year, to $1,148 million. The increase in net interest income was driven by strong securities lending activity and higher average margin loan balances, tempered by a decrease in the average federal funds effective rate.

Net interest income on customer balances, for the current year, increased $59 million, compared to the prior year, driven by a $16.7 billion increase in average customer margin loans; an $11.8 billion increase in average customer credit balances; and an increase in customer cash balances in negative rate currencies; partially offset by a decrease in the average federal funds effective rate to 0.08% from 0.38% in the prior year. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve positive yields on our segregated cash in this region. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

In the current year, average securities borrowed balances decreased 13%, to $3.7 billion and average securities loaned balances increased 91%, to $10.9 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors were looking to sell short. During the current year, net interest earned from securities lending transactions increased $225 million, or 66%, compared to the prior year, as we were able to satisfy investor demand for more of the hard-to-borrow securities needed to cover short positions. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a substantial portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

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

	Year-Ended December 31,
	2021	2020	2019

	(in millions)
Average interest-earning assets
Segregated cash and securities	$40,328	$41,898	$27,812
Customer margin loans	45,681	28,960	26,483
Securities borrowed	3,677	4,235	3,930
Other interest-earning assets	7,029	5,593	5,407
FDIC sweeps [1]	2,663	2,882	2,046
	$99,376	$83,568	$65,678

Average interest-bearing liabilities
Customer credit balances	$79,297	$67,540	$52,625
Securities loaned	10,871	5,702	4,088
Other interest-bearing liabilities	109	215	196
	$90,277	$73,457	$56,909

Net Interest income
Segregated cash and securities, net	$(9)	$166	$560
Customer margin loans [2]	535	380	694
Securities borrowed and loaned, net	568	343	257
Customer credit balances, net [2]	33	(46)	(515)
Other net interest income [1,3]	36	55	121
Net interest income [3]	$1,163	$898	$1,117

Net interest margin ("NIM")	1.17%	1.07%	1.70%

Annualized Yields
Segregated cash and securities	-0.02%	0.40%	2.01%
Customer margin loans	1.17%	1.31%	2.62%
Customer credit balances	-0.04%	0.07%	0.98%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2021, 2020, and 2019, $15 million, $21 million and $15 million were reported in other fees and services, respectively. For the years ended December 31, 2021, 2020, and 2019, $0 million, $5 million and $19 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, decreased $35 million, or 4%, compared to the prior year, to $927 million, mainly due to a $60 million decrease in general and administrative expenses; a $57 million decrease in execution, clearing and distribution fees; and a $10 million decrease in customer bad debt expense: partially offset by a $74 million increase employee compensation and benefits expenses; an $11 million increase in occupancy, depreciation and amortization expenses; and a $7 million increase in communications expenses. As a percentage of total net revenues, non-interest expenses were 34% for the current year and 43% for the prior year.

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

Execution, clearing and distribution fees, for the current year, decreased $57 million, or 19%, compared to the prior year, to $236 million, primarily driven by a $56 million decrease in exchange fees due to greater capture of liquidity rebates received from certain exchanges and a $7 million decrease in regulatory fees on reduced rates, partially offset by a $10 million increase in market data fees driven by higher customer subscriptions. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current year and 13% for the prior year.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $74 million, or 23%, compared to the prior year, to $399 million, associated with a 28% increase in the average number of employees to 2,336 for the current year, compared to 1,823 for the prior year. We continued to add staff in customer service, software development and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for both the current year and the prior year. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 14% for the current year and 15% for the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, increased $11 million, or 16%, compared to the prior year, to $80 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current year and the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current year, increased $7 million, or 27%, compared to the prior year, to $33 million. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, decreased $60 million, or 25%, compared to the prior year, to $176 million, primarily due to the non-recurrence of $103 million in expenses incurred in the prior year to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts, as described above; partially offset by $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe; and an $11 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 6% for the current year and 11% for the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us. Customer bad debt expense, for the current year, decreased $10 million, compared to the prior year, to $3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $74 million, or 96%, compared to the prior year, to $151 million, primarily due to (1) higher income before income taxes at our operating subsidiaries outside the U.S; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 19.2% to 22.6%; (3) an $8 million additional expense related to settlement of tax adjustments related to prior years; (4) a $6 million additional expense related to the repositioning of European operations in the aftermath of Brexit; and (5) the non-recurrence of an $11 million income tax benefit in the prior year due to the remeasurement of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC primarily due to changes in the Company’s effective tax rates.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,787	$1,256	$1,157
IBG, Inc. stand-alone income before income taxes	-	(4)	(1)
Operating subsidiaries income before income taxes	$1,787	$1,260	$1,158

Operating subsidiaries
Income before income taxes	$1,787	$1,260	$1,158
Income tax expense	76	38	23
Net income available to members	$1,711	$1,222	$1,135

IBG, Inc.
Average ownership percentage in IBG LLC	22.6%	19.2%	18.4%
Net income available to IBG, Inc. from operating subsidiaries	$383	$238	$207
IBG, Inc. stand-alone income before income taxes	-	(4)	(1)
Income before income taxes	383	234	206
Income tax expense	75	39	45
Net income available to common stockholders	$308	$195	$161

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$76	$38	$23
Income tax expense attributable IBG, Inc.	75	39	45
Consolidated income tax expense	$151	$77	$68

Operating Results

Income before income taxes, for the current year, increased $531 million, or 42%, compared to the prior year, to $1,787 million. Pretax profit margin was 66% for the current year and 57% for the prior year.

Comparing our operating results for the current year to the prior year using non-GAAP financial measures, adjusted net revenues were $2,780 million, up 26%; adjusted income before income taxes was $1,853 million, up 38%; and adjusted pre-tax profit margin was 67% for the current year and 61% for the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2021, we held approximately 23.5% ownership interest in IBG LLC. Holdings holds approximately 76.5% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 22.6%, compared to approximately 19.2% for the prior year.

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

For a discussion of changes for the year ended December 31, 2020 compared to the Year Ended December 31, 2019 refer to the Annual Report on Form 10-K filed with the SEC on February 26, 2021.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government securities portfolio, which are typically held to maturity, investments in equity securities that do not qualify for equity method accounting which are measured at fair value, and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans described below.

Remeasurement of our TRA liability represents the change in the amount payable to IBG Holdings LLC under the TRA, primarily due to changes in the Company’s effective tax rates. For further information refer to Note 4 – Equity and Earnings per Share under Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Customer compensation expenses were incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts on April 20, 2020, as described above in this Item 7 in the “Financial Overview” section.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the year-ended December 31, 2019, unusual bad debt expense reflects losses recognized on margin lending to a small number of our brokerage customers that had taken relatively large positions in a security listed on a major U.S. exchange, which lost a substantial amount of its value in a very short timeframe. For the year-ended December 31, 2020, unusual bad debt expense reflects losses incurred by futures customers in excess of the equity in their accounts related to the West Texas Intermediate Crude Oil event described above in this Item 7 in the “Financial Overview” section.

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
___________________________

1 Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019

	(in millions)

Adjusted net revenues

Net revenues - GAAP	$2,714	$2,218	$1,937
Non-GAAP adjustments
Currency diversification strategy, net	37	19	60
Mark-to-market on investments	30	(36)	(13)
Remeasurement of TRA liability	(1)	3	-
Total non-GAAP adjustments	66	(14)	47
Adjusted net revenues	$2,780	$2,204	$1,984

	Year-Ended December 31,
	2021	2020	2019

	(in millions)

Adjusted income before income taxes

Income before income taxes - GAAP	$1,787	$1,256	$1,157
Non-GAAP adjustments
Currency diversification strategy, net	37	19	60
Mark-to-market on investments	30	(36)	(13)
Remeasurement of TRA liability	(1)	3	-
Customer compensation expense	-	103	-
Bad debt expense	-	1	42
Total non-GAAP adjustments	66	90	89
Adjusted income before income taxes	$1,853	$1,346	$1,246

Adjusted pre-tax profit margin	67%	61%	63%

	Year-Ended December 31,
	2021	2020	2019

	(in millions)

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$308	$195	$161
Non-GAAP adjustments
Currency diversification strategy, net	8	4	11
Mark-to-market on investments	7	(7)	(2)
Remeasurement of TRA liability	(1)	3	-
Customer compensation expense	-	20	-
Bad debt expense	-	-	8
Income tax effect of above adjustments[1]	(3)	(3)	(3)
Remeasurement of deferred income taxes	1	(11)	-
Total non-GAAP adjustments	12	6	13
Adjusted net income available for common stockholders	$320	$201	$174

Note: Amounts may not add due to rounding.

	Year-Ended December 31,
	2021	2020	2019

	(in dollars, except share amounts)

Adjusted diluted EPS

Diluted EPS - GAAP	$3.24	$2.42	$2.10
Non-GAAP adjustments
Currency diversification strategy, net	0.09	0.05	0.14
Mark-to-market on investments	0.07	(0.08)	(0.03)
Remeasurement of TRA liability	(0.01)	0.04	-
Customer compensation expense	-	0.24	-
Bad debt expense	-	0.00	0.10
Income tax effect of above adjustments[1]	(0.03)	(0.04)	(0.04)
Remeasurement of deferred income taxes	0.01	(0.14)	-
Total non-GAAP adjustments	0.13	0.08	0.17
Adjusted diluted EPS	$3.37	$2.49	$2.27

Diluted weighted average common shares outstanding	95,009,880	80,638,908	76,825,863

Note: Amounts may not add due to rounding.

_________________________

1 The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2021, total assets were $109.1 billion of which approximately $108.0 billion, or 99.0%, were considered liquid.

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

As of December 31, 2021, liability balances in connection with securities loaned and payable to customers were higher than their respective average monthly balances during the current year and our short-term borrowings were lower than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2021 were $1,058 million ($1,560 million as of December 31, 2020). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. In 2020 Timber Hill Canada Company paid a dividend of $76 million to IBG LLC as a result of its liquidation. As of December 31, 2021, we had no intention to repatriate further amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs

Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 14% to $10.2 billion as of December 31, 2021 from $9.0 billion as of December 31, 2020. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2021.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$5,896	$8,068	$2,666
Net cash used in investing activities	(188)	(50)	(89)
Net cash used in financing activities	(523)	(229)	(419)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(97)	124	24
Increase in cash, cash equivalents, and restricted cash	$5,088	$7,913	$2,182

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

Year Ended December 31, 2021: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $5,088 million to $25.3 billion for the year ended December 31, 2021. We raised $5,896 million in net cash from operating activities. We used net cash of $711 million in our investing and financing activities, primarily for distributions to noncontrolling interests, redemptions of senior notes, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2020:

For a discussion of changes in cash flows for the year ended December 31, 2020 refer to our Annual Report on Form 10-K filed with the SEC on February26, 2021.

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

During the year ended December 31, 2021 IBG LLC issued senior notes of $1,428 million and redeemed senior notes of $1,524 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of December 31, 2021 and 2020, IBG LLC had $0 and $96 million of senior notes outstanding, respectively, all of which carried a 1% per annum interest rate, and are included in short-term borrowings in the consolidated statements of financial condition.

Regulatory Capital Requirements

As of December 31, 2021, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $77 million, $50 million and $74 million for the three years ended December 31, 2021, 2020, and 2019, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2021.

	Payments Due by Year
	Total	2022-2023	2024-2025	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$222	$44	$39	$139
Operating leases	142	49	35	58
Transition tax liability (2)	53	20	33	-
Total contractual cash obligations	$417	$113	$107	$197

___________________________

(1)As of December 31, 2021, contractual amounts owed under the Tax Receivable Agreement of $222 million have been recorded in payable to affiliate in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2021, approximately $223 million of cumulative cash payments have been made.

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

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, in which we have a beneficial ownership interest of 7.6%.

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

As of December 31, 2021, there were no other definitive agreements with respect to any material acquisition.

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

Contingencies

Our policy is to estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings, to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case by case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and net worth are exposed to fluctuations in foreign exchange rates. For example, some of our European and Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

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

Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost. Currency spot positions entered into as part of our currency diversification strategy are held by the parent holding company, IBG LLC. In connection with the development of our currency diversification strategy, we determined to base our net worth in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 1.31% as of December 31, 2021 compared to December 31, 2020. As of December 31, 2021, approximately 26% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2020				As of 12/31/2021
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	73.4%	$6,610	1.0000	0.720	74.4%	$7,605	1.0%
EUR	0.09	1.2216	0.110	11.2%	1,009	1.1372	0.102	10.6%	1,081	-0.6%
JPY	3.91	0.0097	0.038	3.9%	348	0.0087	0.034	3.5%	359	-0.3%
GBP	0.02	1.3666	0.027	2.8%	251	1.3527	0.027	2.8%	286	0.0%
CHF	0.02	1.1298	0.023	2.3%	208	1.0963	0.022	2.3%	232	0.0%
CNH	0.13	0.1538	0.020	2.0%	184	0.1572	0.020	2.1%	216	0.1%
INR	1.10	0.0137	0.015	1.5%	138	0.0134	0.015	1.5%	156	0.0%
CAD	0.02	0.7853	0.012	1.2%	108	0.7912	0.012	1.2%	125	0.0%
AUD	0.02	0.7693	0.012	1.2%	106	0.7266	0.011	1.1%	115	-0.1%
HKD	0.04	0.1290	0.005	0.5%	41	0.1283	0.004	0.5%	47	0.0%
			0.981	100.0%	$9,003		0.968	100.0%	$10,222	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2021.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars. At negative or near-zero benchmark rates, our interest sensitivity to rate increases is limited to the extent that a higher benchmark rate plus a spread may still be below the minimum charge.

Based on customer balances and investments outstanding as of December 31, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $165 million both over the first year and on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of December 31, 2021, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $28 million over the first year and $38 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2021, we had $54.9 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2021	2020	2021	2021

	(in millions)
Trading (1)
Equities and Currencies (2)	$8	$7	$8	$10
Fixed Income (3)	0	0	0	0
Trading Total	$8	$7	$8	$10

Non-Trading (1)
Equities and Currencies	$18	$20	$20	$59
Fixed Income, Other (4)	7	2	3	7
Non-Trading Total	$25	$22	$23	$66

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

The average and high VaR amounts for equities and currencies are based on end of day calculations performed in 2021. The fixed income stress amounts are based on the four quarter ending calculations performed in 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 25, 2022

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2021	2020
Assets
Cash and cash equivalents	$2,395	$4,292
Cash - segregated for regulatory purposes	22,888	15,903
Securities - segregated for regulatory purposes	15,121	27,821
Securities borrowed	3,912	4,956
Securities purchased under agreements to resell	4,380	792
Financial instruments owned, at fair value
Financial instruments owned	559	544
Financial instruments owned and pledged as collateral	114	86
Total financial instruments owned, at fair value	673	630
Receivables
Customers, less allowance for credit losses of $8 and $17 as of December 31, 2021 and 2020	54,935	39,333
Brokers, dealers and clearing organizations	3,771	1,254
Interest	127	104
Total receivables	58,833	40,691
Other assets	911	594
Total assets	$109,113	$95,679
Liabilities and equity
Short-term borrowings	$27	$118
Securities loaned	11,769	9,838
Financial instruments sold, but not yet purchased, at fair value	182	153
Payables
Customers	85,634	75,882
Brokers, dealers and clearing organizations	557	182
Affiliate	222	199
Accounts payable, accrued expenses and other liabilities	492	298
Interest	8	6
Total payables	86,913	76,567
Total liabilities	98,891	86,676
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 98,359,572 and 90,909,889 shares, Outstanding – 98,204,658 and 90,773,105 shares as of December 31, 2021 and 2020	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2021 and 2020	—	—
Additional paid-in capital	1,442	1,244
Retained earnings	953	683
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2021 and 2020	4	26
Treasury stock, at cost, 154,914 and 136,784 shares as of December 31, 2021 and 2020	(5)	(3)
Total stockholders’ equity	2,395	1,951
Noncontrolling interests	7,827	7,052
Total equity	10,222	9,003
Total liabilities and equity	$109,113	$95,679

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2021	2020	2019
Revenues
Commissions	$1,350	$1,112	$706
Other fees and services	218	175	141
Other income (loss)	(2)	59	7
Total non-interest income	1,566	1,346	854

Interest income	1,372	1,133	1,726
Interest expense	(224)	(261)	(643)
Total net interest income	1,148	872	1,083
Total net revenues	2,714	2,218	1,937

Non-interest expenses
Execution, clearing and distribution fees	236	293	251
Employee compensation and benefits	399	325	288
Occupancy, depreciation and amortization	80	69	60
Communications	33	26	25
General and administrative	176	236	112
Customer bad debt	3	13	44
Total non-interest expenses	927	962	780
Income before income taxes	1,787	1,256	1,157
Income tax expense	151	77	68
Net income	1,636	1,179	1,089
Less net income attributable to noncontrolling interests	1,328	984	928
Net income available for common stockholders	$308	$195	$161

Earnings per share
Basic	$3.27	$2.44	$2.11
Diluted	$3.24	$2.42	$2.10
Weighted average common shares outstanding
Basic	94,167,572	79,939,289	76,121,570
Diluted	95,009,880	80,638,908	76,825,863

Comprehensive income
Net income available for common stockholders	$308	$195	$161
Other comprehensive income
Cumulative translation adjustment, before income taxes	(22)	26	4
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(22)	26	4
Comprehensive income available for common stockholders	$286	$221	$165

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,328	$984	$928
Other comprehensive income - cumulative translation adjustment	(75)	98	20
Comprehensive income attributable to noncontrolling interests	$1,253	$1,082	$948

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$1,636	$1,179	$1,089
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	23	9	24
Depreciation and amortization	50	42	31
Amortization of right-of-use assets	24	20	21
Employee stock plan compensation	80	65	60
Unrealized (gain) loss on other investments, net	9	(50)	(8)
(Gain) loss on remeasurement of Tax Receivable Agreement liability	(1)	3	—
Bad debt expense	3	13	44
Impairment loss	—	14	1
Shares distributed to customers under IBKR Promotions	9	—	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	12,700	(9,997)	(2,229)
Securities borrowed	1,044	(1,040)	(585)
Securities purchased under agreements to resell	(3,588)	2,319	(1,869)
Financial instruments owned, at fair value	(32)	1,286	210
Receivables from customers	(15,605)	(8,041)	(4,332)
Other receivables	(2,540)	(515)	4
Other assets	(198)	(11)	(169)
Securities loaned	1,931	5,428	373
Securities sold under agreement to repurchase	—	(1,909)	1,909
Financial instruments sold, but not yet purchased, at fair value	29	(304)	(224)
Payable to customers	9,754	19,634	8,255
Other payables	568	(77)	61
Net cash provided by operating activities	5,896	8,068	2,666
Cash flows from investing activities
Purchases of other investments	(116)	(5)	(19)
Distributions received and proceeds from sales of other investments	5	5	4
Purchase of property, equipment and intangible assets	(77)	(50)	(74)
Net cash used in investing activities	(188)	(50)	(89)
Cash flows from financing activities
Short-term borrowings, net	4	6	(1)
Dividends paid to stockholders	(38)	(32)	(31)
Distributions from IBG LLC to noncontrolling interests	(374)	(283)	(357)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(27)	(17)	(27)
Proceeds from the sale of treasury stock	26	18	26
Issuances of senior notes	1,428	116	—
Redemptions of senior notes	(1,524)	(20)	—
Payments made under the Tax Receivable Agreement	(18)	(17)	(29)
Net cash used in financing activities	(523)	(229)	(419)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	124	24
Net increase in cash, cash equivalents and restricted cash	5,088	7,913	2,182
Cash, cash equivalents and restricted cash at beginning of period	20,195	12,282	10,100
Cash, cash equivalents and restricted cash at end of period	$25,283	$20,195	$12,282
Cash, cash equivalents and restricted cash
Cash and cash equivalents	2,395	4,292	2,882
Cash segregated for regulatory purposes	22,888	15,903	9,400
Cash, cash equivalents and restricted cash at end of period	$25,283	$20,195	$12,282
Supplemental disclosures of cash flow information
Cash paid for interest	$222	$284	$654
Cash paid for taxes, net	$114	$64	$51
Cash paid for amounts included in lease liabilities	$24	$21	$20
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$376	$609	$1
Redemption of member interests from IBG Holdings LLC	$(376)	$(609)	$(1)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$25	$21	$24
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(25)	$(21)	$(24)
Non-cash distributions to noncontrolling interests	$(3)	$(5)	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2021, 2020, and 2019

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	75,230,400	$1	$898	$(3)	$390	$(4)	$1,282	$5,874	$7,156
Issuance of common stock in follow-on offering	21,075		1				1	(1)	—
Common stock distributed pursuant to stock incentive plans	1,627,565						—		—
Issuance of common stock - Promotions	10,000						—		—
Compensation for stock grants vesting in the future			11				11	49	60
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(31)		(31)		(31)
Distributions from IBG LLC to noncontrolling interests							—	(357)	(357)
Adjustments for changes in proportionate ownership in IBG LLC			24				24	(24)	—
Comprehensive income					161	4	165	948	1,113
Balance, December 31, 2019	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Issuance of common stock in follow-on offering	12,710,608		264				264	(264)	—
Common stock distributed pursuant to stock incentive plans	1,300,241						—		—
Issuance of common stock - Promotions	10,000			(1)			(1)	1	—
Net distribution of common stock - IBKR Promotion				1			1		1
Compensation for stock grants vesting in the future			12				12	53	65
Deferred tax benefit retained - follow-on offering			13				13		13
Repurchases of common stock for employee tax withholdings under stock incentive plans				(17)			(17)		(17)
Sales of treasury stock				17			17	1	18
Dividends paid to stockholders					(32)		(32)		(32)
Distributions from IBG LLC to noncontrolling interests							—	(288)	(288)
Adjustments for changes in proportionate ownership in IBG LLC			21				21	(21)	—
Comprehensive income					195	26	221	1,082	1,303
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock in follow-on offering	6,079,542		145				145	(145)	—
Common stock distributed pursuant to stock incentive plans	1,220,141						—		—
Issuance of common stock - Promotions	150,000		3	(11)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			18				18	62	80
Deferred tax benefit retained - follow-on offering			7				7		7
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders					(38)		(38)		(38)
Distributions from IBG LLC to noncontrolling interests							—	(377)	(377)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					308	(22)	286	1,253	1,539
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 23.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange-traded funds (“ETFs”) on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Luxembourg, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2021, the Company had 2,571 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2021	2020

	(in millions)
U.S. government securities	$4,729	$4,750
Securities purchased under agreements to resell [1]	10,392	23,071
	$15,121	$27,821

___________________________

(1)These balances are collateralized by U.S. government securities.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded at the amount of the cash collateral advanced or received. Securities borrowed transactions require the Company to provide counterparties with collateral, which may be in the form of cash, letters of credit or other securities. With respect to securities loaned, the Company receives collateral, which may be in the form of cash or other securities in an amount generally in excess of the fair value of the securities loaned. The Company monitors the market value of securities borrowed and loaned daily, with additional collateral obtained or refunded as permitted contractually. The Company’s policy is to net, in the consolidated statements of financial condition, securities borrowed and securities loaned contracts entered into with the same counterparty that meet the offsetting requirements prescribed in FASB ASC Topic 210-20, “Balance Sheet – Offsetting” (“ASC Topic 210-20”).

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2021	2020

	(in millions)
Equity method investments[1]	$123	$11
Investments in equity securities at adjusted cost[2]	17	10
Investments in equity securities at fair value[2]	49	80
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$192	$104

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

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the consolidated statements of financial condition and any resulting gain or loss is recorded in other income in the consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of one to nine years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are recorded net within execution, clearing and distribution fees in the consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are recorded net within commissions in the consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FASB Standards Adopted During 2021

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2019	•Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.	•Adopted January 1, 2021. •The adoption of the changes did not have a material impact on the Company’s consolidated financial statements.

FASB Standards issued but not adopted as of December 31, 2021

Standard	Summary of guidance	Effect on financial statements
Business Combinations (Topic 805) Issued October 2021

•Requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, “Revenue from Contracts with Customers”. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts.

•Effective date: January 1, 2023. •The changes are not expected to have a material impact on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.   Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2021.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,230,127	319,880,492	418,110,619

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2021 and 2020, 1,000,000,000 shares of Class A common stock were authorized, of which 98,359,572 and 90,909,889 shares have been issued; and 98,204,658 and 90,773,105 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2021 and 2020. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2021 and 2020.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2021 and 2020, the unamortized balance of these deferred tax assets was $209 million and $190 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2021 were $634 million, $539 million and $95 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $223 million through December 31, 2021 under the terms of the Tax Receivable Agreement.

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

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2021, the Company issued 170,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 30, 2021, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 6,079,542 shares of common stock (with a fair value of $376 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 23.5%, with Holdings owning the remaining 76.5% as of December 31, 2021. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of December 31, 2021.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2021	2020	2019
	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$308	$195	$161
Weighted average shares of common stock outstanding
Class A	94,167,472	79,939,189	76,121,470
Class B	100	100	100
	94,167,572	79,939,289	76,121,570
Basic earnings per share	$3.27	$2.44	$2.11

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2021	2020	2019
	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$308	$195	$161
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	94,167,472	79,939,189	76,121,470
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	842,308	699,619	704,293
Class B	100	100	100
	95,009,880	80,638,908	76,825,863
Diluted earnings per share	$3.24	$2.42	$2.10

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2021, 2020, and 2019, IBG LLC made distributions totaling $489 million, $356 million and $438 million to its members, of which IBG, Inc.’s proportionate share was $112 million, $68 million and $81 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $38 million, $32 million and $31 million during 2021, 2020, and 2019, respectively.

On January 18, 2022, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2022 to stockholders of record as of March 1, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
5.   Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$286	$221	$165

Earnings per share on comprehensive income
Basic	$3.04	$2.77	$2.18
Diluted	$3.01	$2.74	$2.16
Weighted average common shares outstanding
Basic	94,167,572	79,939,289	76,121,570
Diluted	95,009,880	80,638,908	76,825,863

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

	Financial Assets at Fair Value as of December 31, 2021

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,729	$—	$—	$4,729
Financial instruments owned, at fair value
Stocks	548	—	—	548
Options	22	—	—	22
U.S. and foreign government securities	54	—	—	54
Precious metals	—	10	—	10
Currency forward contracts	—	39	—	39
Total financial instruments owned, at fair value	624	49	—	673

Other assets	215	—	—	215
Total financial assets at fair value	$5,568	$49	$—	$5,617

	Financial Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$144	$—	$—	$144
Options	22	—	—	22
Precious metals	—	6	—	6
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	166	16	—	182

Accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$332	$16	$—	$348

	Financial Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes	$4,750	$—	$—	$4,750
Financial instruments owned, at fair value
Stocks	558	—	1	559
Options	28	—	—	28
U.S. and foreign government securities	33	—	—	33
Corporate bonds	—	—	1	1
Currency forward contracts	—	9	—	9
Total financial instruments owned, at fair value	619	9	2	630

Other assets	80	—	—	80
Total financial assets at fair value	$5,449	$9	$2	$5,460

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$120	$—	$—	$120
Options	26	—	—	26
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	146	7	—	153
Total financial liabilities at fair value	$146	$7	$—	$153

Level 3 Financial Assets and Financial Liabilities

The Company’s Level 3 financial assets are comprised of delisted and illiquid securities reported within financial instruments owned, at fair value in the consolidated statements of financial condition. As of December 31, 2020, Level 3 financial assets included $1 million in corporate bonds and $1 million in stocks, which were not traded in active markets and were valued by the Company based on internal estimates.

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

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,395	$2,395	$2,395	$—	$—
Cash - segregated for regulatory purposes	22,888	22,888	22,888	—	—
Securities - segregated for regulatory purposes	10,392	10,392	—	10,392	—
Securities borrowed	3,912	3,912	—	3,912	—
Securities purchased under agreements to resell	4,380	4,380	—	4,380	—
Receivables from customers	54,935	54,935	—	54,935	—
Receivables from brokers, dealers and clearing organizations	3,771	3,771	—	3,771	—
Interest receivable	127	127	—	127	—
Other assets	20	20	—	2	18
Total financial assets, not measured at fair value	$102,820	$102,820	$25,283	$77,519	$18

Financial liabilities, not measured at fair value
Short-term borrowings	$27	$27	$—	$27	$—
Securities loaned	11,769	11,769	—	11,769	—
Payables to customers	85,634	85,634	—	85,634	—
Payables to brokers, dealers and clearing organizations	557	557	—	557	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$97,995	$97,995	$—	$97,995	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$4,292	$4,292	$4,292	$—	$—
Cash - segregated for regulatory purposes	15,903	15,903	15,903	—	—
Securities - segregated for regulatory purposes	23,071	23,071	—	23,071	—
Securities borrowed	4,956	4,956	—	4,956	—
Securities purchased under agreements to resell	792	792	—	792	—
Receivables from customers	39,333	39,333	—	39,333	—
Receivables from brokers, dealers and clearing organizations	1,254	1,254	—	1,254	—
Interest receivable	104	104	—	104	—
Other assets	13	13	—	2	11
Total financial assets, not measured at fair value	$89,718	$89,718	$20,195	$69,512	$11

Financial liabilities, not measured at fair value
Short-term borrowings	$118	$118	$—	$118	$—
Securities loaned	9,838	9,838	—	9,838	—
Payables to customers	75,882	75,882	—	75,882	—
Payables to brokers, dealers and clearing organizations	182	182	—	182	—
Interest payable	6	6	—	6	—
Total financial liabilities, not measured at fair value	$86,026	$86,026	$—	$86,026	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	December 31, 2021
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,392 [1]	$—		$10,392	$(10,392)	$—
Securities borrowed	3,912	—		3,912	(3,642)	270
Securities purchased under agreements to resell	4,380	—		4,380	(4,380)	—
Financial instruments owned, at fair value
Options	22	—		22	(19)	3
Currency forward contracts	39	—		39	—	39
Total	$18,745	$—		$18,745	$(18,433)	$312

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,769	$—	$11,769	$(10,992)	$777
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(19)	3
Currency forward contracts	10	—	10	—	10
Total	$11,801	$—	$11,801	$(11,011)	$790

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2020
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,071 [1]	$—		$23,071	$(23,071)	$—
Securities borrowed	4,956	—		4,956	(4,716)	240
Securities purchased under agreements to resell	792	—		792	(792)	—
Financial instruments owned, at fair value
Options	28	—		28	(25)	3
Currency forward contracts	9	—		9	—	9
Total	$28,856	$—		$28,856	$(28,604)	$252

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,838	$—	$9,838	$(9,246)	$592
Financial instruments sold, but not yet purchased, at fair value
Options	26	—	26	(25)	1
Currency forward contracts	7	—	7	—	7
Total	$9,871	$—	$9,871	$(9,271)	$600

___________________________

(1)As of December 31, 2021 and 2020, the Company had $10.4 billion and $23.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2021 and 2020.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$11,715	$—	$—	$—	$11,715
Corporate bonds	51	—	—	—	51
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,769	$—	$—	$—	$11,769

	December 31, 2020
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$9,811	$—	$—	$—	$9,811
Corporate bonds	27	—	—	—	27
Total securities loaned	$9,838	$—	$—	$—	$9,838

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2021 and 2020, approximately $54.9 billion and $39.3 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2021		December 31, 2020
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$69,582	$6,192	$64,436	$4,859
Securities purchased under agreements to resell transactions [1]	14,715	13,956	23,859	23,832
Customer margin assets	65,899	15,936	47,609	14,182
	$150,196	$36,084	$135,904	$42,873

___________________________

(1)As of December 31, 2021, $10.4 billion or 74% (as of December 31, 2020, $23.1 billion or 97%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2021 and 2020, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2021	2020

	(in millions)
Stocks	$60	$53
U.S. and foreign government securities	54	33
	$114	$86

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

•Risk exposure fees are charged to customers who carry positions with a market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on the additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31
	2021	2020	2019

	(in millions)
Geographic location [1]
United States	$951	$806	$603
International	617	481	244
	$1,568	$1,287	$847

Major types of services
Commissions	$1,350	$1,112	$706
Market data fees [2]	78	61	45
Risk exposure fees [2]	38	12	16
Payments for order flow [2]	40	27	21
Minimum activity fees [2]	18	28	27
Other [2]	44	47	32
	$1,568	$1,287	$847

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $19 million and $13 million, as of December 31, 2021 and 2020, respectively, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the consolidated statements of financial condition. As of December 31, 2021 and 2020, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2021 and 2020, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019
	(in millions)
Principal transactions	$22	$86	$67
Gains (losses) from currency diversification strategy, net	(37)	(19)	(60)
Other, net	13	(8)	—
	$(2)	$59	$7

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

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $5 million, $5 million and $4 million of plan contributions for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company expects to continue to grant awards on or about December 31 of each year to eligible participants as part of an overall plan of equity compensation. In 2021, the Company’s Compensation Committee approved a change to the vesting schedule for the Stock Incentive Plan. For awards granted on December 31, 2021 onwards, restricted stock units vest and become distributable to participants 20% on each vesting date, which is on or about May 9 of each year, assuming continued employment with the Company and compliance with non-competition and other applicable covenants. The vesting and distribution of grants prior to December 31, 2021 remain in accordance with the following schedule: (a) 10% on the first vesting date, which is on or about May 9 of each year; and (b) an additional 15% on each of the following six anniversaries of the first vesting.

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 32,544 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	25,643,893		$623
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177	[1]	71
December 31, 2021	1,077,048		83
	29,324,335		$841

___________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 restricted stock units during the year ended December 31, 2021.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $80 million, $65 million and $60 million for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of December 31, 2021 are $42 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and
	Incentive Plan		were Distributed
	Units		($ millions) [1]
Balance, December 31, 2018	5,472,706
Granted	1,374,217
Canceled	(91,443)
Distributed	(1,627,565)		$91
Balance, December 31, 2019	5,127,915
Granted	1,229,177	[2]
Canceled	(82,496)
Distributed	(1,300,241)		$53
Balance, December 31, 2020	4,974,355
Granted	1,077,048
Canceled	(55,177)
Distributed	(1,220,141)		$85
Balance, December 31, 2021	4,776,085

___________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2020 was adjusted by 7,034 restricted stock units during the year ended December 31, 2021.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2021, a total of 1,153,839 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the three years ended December 31, 2021, 2020, and 2019 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low tax income as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected the period cost method.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019

	(in millions)
Current
Federal	$62	$21	$19
State and local	8	4	3
Foreign	58	43	22
Total current	128	68	44
Deferred
Federal	15	21	24
State and local	4	(7)	—
Foreign	4	(5)	—
Total deferred	23	9	24
	$151	$77	$68

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
State, local and foreign taxes, net of federal benefit	3.0%	1.5%	1.7%
Subtotal	24.0%	22.5%	22.7%
Less: rate attributable to noncontrolling interests	(15.6%)	(16.4%)	(16.8%)
Total	8.4%	6.1%	5.9%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2021	2020	2019

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$209	$190	$116
Deferred compensation	11	9	5
Other	22	16	11
Total deferred tax assets	242	215	132
Deferred tax liabilities
Foreign	1	2	1
Other	11	8	3
Total deferred tax liabilities	12	10	4
Net deferred tax assets	$230	$205	$128

As of and for the years ended December 31, 2021 and 2020, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2021, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2015, and to non-U.S. income tax examinations for tax years before 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021, accumulated earnings held by non-U.S. subsidiaries totaled $1.6 billion (as of December 31, 2020 $1.5 billion), of which $1.5 billion of such earnings are indefinitely reinvested abroad due to regulatory and other capital requirements in foreign jurisdictions. As a result, the Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on Internal Revenue Code (“IRC”) Section 986 gains/losses on previously taxed earnings and any local foreign withholding taxes associated with the repatriation of such earnings. If the Company were to record a deferred tax liability due to a hypothetical repatriation of such earnings, the estimated amount of such taxes would be up to $16 million as of December 31, 2021.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $12 million tax liability for an uncertain tax position for an IRS audit primarily related to the IRC Section 965 Transition Tax. The Company expects to settle approximately $12 million of such uncertain tax position within the next twelve months.

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of December 31, 2021, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.03%. For the year ended December 31, 2021, right-of-use assets obtained under new operating leases were $25 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	December 31,
	2021	2020

	(in millions)
Right-of-use assets[1]	$101	101
Lease liabilities[1]	$123	120

___________________________

(1)Right-of-use assets are included in other assets and lease liabilities are included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

The table below presents balances reported in the consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Year-Ended December 31,
	2021	2020	2019

	(in millions)
Operating lease cost	$28	$26	$25
Variable lease cost	5	4	4
Total lease cost	$33	$30	$29

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2021
(in millions)
2022	$25
2023	24
2024	19
2025	16
2026	15
Thereafter	43
Total undiscounted operating lease payments	142
Less: imputed interest	(19)
Present value of operating lease liabilities	$123

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

	December 31,
	2021	2020

	(in millions)
Leasehold improvements	$43	$42
Computer equipment	67	41
Office furniture and equipment	15	14
	125	97
Less - accumulated depreciation and amortization	(40)	(30)
Property and equipment, net	85	67

Internally developed software	77	73
Other intangible assets	4	—
Less - accumulated amortization	(35)	(36)
Intangible assets, net	46	37
Total property, equipment, and intangible assets, net	$131	$104

Depreciation and amortization of $50 million, $42 million and $31 million, for the three years ended December 31, 2021, 2020, and 2019, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2021 is expected to be approximately $24 million, $15 million, $6 million and $1 million, for years ended December 31, 2022, 2023, 2024, and 2025, respectively.

14.  Commitments, Contingencies and Guarantees

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2021 and 2020, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment and post-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The defendants opposed each of these motions. On January 11, 2022, the District Court granted in part and denied in part Trading Technologies’ motion seeking pre-judgment and post-judgment interest, denying the amount Trading Technologies was seeking, but awarding Trading Technologies pre-judgment interest in the amount of $2.1 million and post-judgment interest in an amount to be calculated pursuant to the Court’s orders. On February 22, 2022, the District Court denied in its entirety Trading Technologies’ motion seeking a new trial on damages and willfulness. Trading Technologies’ Bill of Costs motion is still pending. The Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired, and are considering their options, including appropriate forums, for proving the ultimate invalidity of such patents.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. Currently, Plaintiff’s motion for class certification is due on March 18, 2022. The Company does not believe that a purported class action is appropriate given the great differences in portfolios,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

“Short Squeeze” Antitrust Litigation

Beginning in late January 2021, more than three dozen federal class-action lawsuits were filed in different jurisdictions against various brokers and other market participants claiming that the defendants acted improperly in restricting trading in the shares of and options on GameStop Corp. and other companies that were subject to unusual trading in January 2021 in what has been referred to as the “Reddit-related short-squeeze”. Most of these cases assert federal antitrust claims, including alleging an illegal antitrust conspiracy among the defendants, as well as various state and federal securities-related claims. IB LLC and its affiliates have been named as defendants in several of these class action lawsuits. The cases were consolidated into a multidistrict litigation (“MDL”) and were transferred to the Southern District of Florida on April 1, 2021 for pre-trial proceedings. By the Order dated May 18, 2021, the Court divided the cases into four tranches: (1) antitrust claims (“Antitrust Tranche”); (2) state-law claims against Robinhood entities (“Robinhood Tranche”); (3) state-law claims against other defendants (“Other Broker Tranche”); and (4) federal securities law claims (“Federal Securities Tranche”). The same Order appointed lead plaintiffs’ counsel for the Antitrust, Robinhood, and Other Broker Tranches. On July 13, 2021, the plaintiffs voluntarily dismissed the Robinhood Tranche case. Master complaints for the Antitrust and Other Broker Tranche cases were filed on July 26, 2021. IB LLC was named as a defendant in the antitrust complaint and in two of the initial Federal Securities Tranche complaints, but not in the Other Broker Tranche complaint. On August 30, 2021, IB LLC and the other defendants named in the antitrust consolidated complaint filed a motion to dismiss the case. On September 21, 2021, the antitrust plaintiffs filed a “corrected” complaint and an opposition to defendants’ motion to dismiss. The defendants filed a reply brief on October 5, 2021. By order dated November 17, 2021, the Court granted the defendants’ motion to dismiss but allowed plaintiffs to file a final amended complaint. On January 20, 2022, plaintiffs filed an amended consolidated complaint that did not name IB LLC as a defendant. Lead plaintiffs’ counsel in the Federal Securities Tranche filed a consolidated complaint on November 30, 2021. That complaint also did not include IB LLC as a defendant. As a result, IB LLC is no longer a party to any of these “short squeeze” class action lawsuits.

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

15.  Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 150 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 32 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Year-Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues
United States	$1,881	$1,584	$1,524
International	833	634	413
Total net revenues	$2,714	$2,218	$1,937
Income before income taxes
United States	$1,474	$1,032	$997
International	313	224	160
Total income before income taxes	$1,787	$1,256	$1,157

16. Regulatory Requirements

As of December 31, 2021, aggregate excess regulatory capital for all operating subsidiaries was $7.0 billion.

IB LLC, IBKRSS and Interactive Brokers Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBLUX is subject to the Luxembourg Commission de Surveillance du Secteur Financier financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31. 2021.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$5,581	$1,001	$4,580
IBKRFS	598	12	586
IBHK	860	278	582
Other regulated operating subsidiaries	1,553	276	1,277
	$8,592	$1,567	$7,025

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2021, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

17. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2021 and 2020 were accounts receivable from directors, officers and their affiliates of $28 million and $283 million, respectively, and payables of $1,197 million and $999 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features. Included in short-term borrowings as of December 31, 2021 and 2020 are senior notes purchased by directors, officers and their affiliates of $0 and $16 million, respectively.

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

The carrying value of the senior notes approximates fair value since the notes are short-term in nature. During the year ended December 31, 2021 IBG LLC issued senior notes of $1,428 million and redeemed senior notes of $1,524 million, respectively. The senior notes carried a weighted average interest rate of 1%. As of December 31, 2021 and 2020, IBG LLC had senior notes outstanding of $0 and $96 million, respectively, all of which carried a 1% per annum interest rate, and are included in short-term borrowings in the consolidated statements of financial condition. Interest expense on the senior notes for the year ended December 31, 2021 and 2020 was $1 million and $0 million, respectively.

19. Subsequent Events

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

In 2012, the Company’s management created the Accounting Policy Committee (the “APC”) to provide a robust framework for the design and implementation of all relevant controls. The APC is comprised of six (6) experienced subject matter experts from within the Company’s accounting and regulatory disciplines, and includes the CFO and the Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company’s financial statements and to report the results of its assessments to management and to the Audit Committee. The APC’s mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2021 and 2020 and the related consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

February 25, 2022

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

•“Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm”

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

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2021, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

ITEM 16. 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and the Company’s internal control over financial reporting as of December 31, 2021, and have issued our reports thereon dated February 25, 2022; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2022

We have served as the Company’s auditor since 1990

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2021	2020

Assets
Cash and cash equivalents	$—	$4
Investments in subsidiaries, equity basis	2,400	1,962
Other assets	236	205
Total assets	$2,636	$2,171
Liabilities and Equity
Liabilities:
Payable to affiliates	$222	$199
Accrued expenses and other liabilities	19	21
	241	220
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 98,359,572 and 90,909,889 shares, Outstanding – 98,204,658 and 90,773,105 shares as of December 31, 2021 and 2020	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2021 and 2020	—	—
Additional paid-in capital	1,442	1,244
Retained earnings	953	683
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2021 and 2020	4	26
Treasury stock, at cost, 154,914 and 136,784 shares as of December 31, 2021 and 2020	(5)	(3)
Total equity	2,395	1,951
Total liabilities and equity	$2,636	$2,171

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2021	2020	2019

Income (loss) before income from subsidiaries	$—	$(3)	$(2)
Undistributed gains of subsidiaries, net	383	237	208
Income tax expense	75	39	45
Net income	$308	$195	$161

Net income available for common stockholders	$308	$195	$161
Cumulative translation adjustment, net of tax	(22)	26	4
Comprehensive income available for common stockholders	$286	$221	$165

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2021	2020	2019

Cash flows from operating activities
Net income	$308	$195	$161
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(383)	(237)	(208)
Deferred income taxes	18	15	23
(Gain) loss on remeasurement of Tax Receivable Agreement liability	(1)	3	—
Changes in operating assets and liabilities	21	(17)	(1)
Net cash used in operating activities	(37)	(41)	(25)
Cash flows provided by investing activities	111	67	81
Cash flows used in financing activities	(56)	(49)	(60)
Effect of exchange rate changes on cash and cash equivalents	(22)	26	4
Net increase in cash and cash equivalents	(4)	3	—
Cash and cash equivalents at beginning of period	4	1	1
Cash and cash equivalents at end of period	$—	$4	$1
Supplemental disclosures of cash flow information
Cash paid for interest	$1	$—	$2
Cash paid for taxes, net	$57	$16	$20

Non-cash investing activities:
Non-cash distributions from subsidiaries	$1	$1	$—

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Interactive Brokers Group, Inc. (“IBG, Inc.”), a Delaware holding company, including the notes thereto, should be read in conjunction with the consolidated financial statements of IBG, Inc. and its subsidiaries (the “Company”) and the notes thereto. IBG, Inc.’s primary asset is its ownership interest in IBG LLC, an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange-traded funds (“ETFs”) on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes.

Income Taxes

Refer to Note 2 to the consolidated financial statements.

2.   Related Party Transactions

As of December 31, 2021, receivables from affiliates was immaterial and as of December 31, 2020, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2021, 2020, and 2019, were $112 million, $67 million and $81 million, respectively.

As of December 31, 2021, and 2020, respectively, payable to affiliates of $222 million and $199 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 25, 2022

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 25, 2022

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 25, 2022

/s/ GARY KATZ Gary Katz	Director	February 25, 2022

/s/ Philip Uhde Philip Uhde	Director	February 25, 2022