Form 10-Q
period 2022-03-31
Interactive Brokers Group, Inc.
filed 2022-05-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

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

As of May 6, 2022, there were 98,262,340 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$2,667	$2,395
Cash - segregated for regulatory purposes	24,581	22,888
Securities - segregated for regulatory purposes	24,350	15,121
Securities borrowed	4,445	3,912
Securities purchased under agreements to resell	6,268	4,380
Financial instruments owned, at fair value
Financial instruments owned	491	559
Financial instruments owned and pledged as collateral	86	114
Total financial instruments owned, at fair value	577	673
Receivables
Customers, less allowance for credit losses of $9 and $8 as of March 31, 2022 and December 31, 2021	48,306	54,935
Brokers, dealers, and clearing organizations	2,188	3,771
Interest	118	127
Total receivables	50,612	58,833
Other assets	923	911
Total assets	$114,423	$109,113
Liabilities and equity
Short-term borrowings	$11	$27
Securities loaned	11,379	11,769
Securities sold under agreements to repurchase	300	—
Financial instruments sold, but not yet purchased, at fair value	190	182
Payables
Customers	91,097	85,634
Brokers, dealers, and clearing organizations	230	557
Affiliate	222	222
Accounts payable, accrued expenses and other liabilities	504	492
Interest	8	8
Total payables	92,061	86,913
Total liabilities	103,941	98,891
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 98,409,572 and 98,359,572 shares, Outstanding – 98,247,247 and 98,204,658 shares as of March 31, 2022 and December 31, 2021	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,449	1,442
Retained earnings	1,017	953
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2022 and December 31, 2021	(6)	4
Treasury stock, at cost, 162,325 and 154,914 shares as of March 31, 2022 and December 31, 2021	(5)	(5)
Total stockholders’ equity	2,456	2,395
Noncontrolling interests	8,026	7,827
Total equity	10,482	10,222
Total liabilities and equity	$114,423	$109,113

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2022	2021
Revenues
Commissions	$349	$412
Other fees and services	53	56
Other income (loss)	(39)	120
Total non-interest income	363	588

Interest income	332	390
Interest expense	(50)	(85)
Total net interest income	282	305
Total net revenues	645	893

Non-interest expenses
Execution, clearing and distribution fees	71	68
Employee compensation and benefits	111	97
Occupancy, depreciation and amortization	22	20
Communications	8	8
General and administrative	38	59
Customer bad debt	1	2
Total non-interest expenses	251	254
Income before income taxes	394	639
Income tax expense	28	53
Net income	366	586
Less net income attributable to noncontrolling interests	293	479
Net income available for common stockholders	$73	$107

Earnings per share
Basic	$0.74	$1.18
Diluted	$0.74	$1.16
Weighted average common shares outstanding
Basic	98,226,147	90,789,321
Diluted	99,224,776	91,766,142

Comprehensive income
Net income available for common stockholders	$73	$107
Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	(17)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(10)	(17)
Comprehensive income available for common stockholders	$63	$90

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$293	$479
Other comprehensive income - cumulative translation adjustment	(31)	(59)
Comprehensive income attributable to noncontrolling interests	$262	$420

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$366	$586
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	2	15
Depreciation and amortization	15	13
Amortization of right-of-use assets	6	5
Employee stock plan compensation	21	17
Unrealized gain on other investments, net	—	(108)
Bad debt expense	1	2
Shares distributed to customers under IBKR Promotions	3	2
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(9,229)	2,752
Securities borrowed	(533)	(752)
Securities purchased under agreements to resell	(1,888)	(900)
Financial instruments owned, at fair value	96	(4)
Receivables from customers	6,628	(3,314)
Other receivables	1,592	(2,126)
Other assets	(20)	(6)
Securities loaned	(390)	2,029
Securities sold under agreement to repurchase	300	—
Financial instruments sold, but not yet purchased, at fair value	8	38
Payable to customers	5,463	5,322
Other payables	(316)	163
Net cash provided by operating activities	2,125	3,734
Cash flows from investing activities
Purchases of other investments	—	(1)
Distributions received and proceeds from sales of other investments	5	1
Purchase of property, equipment and intangible assets	(19)	(21)
Net cash used in investing activities	(14)	(21)
Cash flows from financing activities
Short-term borrowings, net	(16)	(10)
Dividends paid to stockholders	(9)	(9)
Distributions from IBG LLC to noncontrolling interests	(80)	(86)
Issuances of senior notes	—	602
Redemptions of senior notes	—	(498)
Net cash used in financing activities	(105)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(76)
Net increase in cash, cash equivalents and restricted cash	1,965	3,636
Cash, cash equivalents and restricted cash at beginning of period	25,283	20,195
Cash, cash equivalents and restricted cash at end of period	$27,248	$23,831
Cash, cash equivalents and restricted cash
Cash and cash equivalents	2,667	2,627
Cash segregated for regulatory purposes	24,581	21,204
Cash, cash equivalents and restricted cash at end of period	$27,248	$23,831
Supplemental disclosures of cash flow information
Cash paid for interest	$50	$79
Cash paid for taxes, net	$16	$24
Cash paid for amounts included in lease liabilities	$8	$6
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$1	$1
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(1)	$(1)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2022

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock - IBKR Promotion	50,000		1	(3)			(2)	2	—
Net distribution of common stock - IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			5				5	16	21
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(80)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					73	(10)	63	262	325
Balance, March 31, 2022	98,409,572	$1	$1,449	$(5)	$1,017	$(6)	$2,456	$8,026	$10,482

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000		—	(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 23.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds and exchange-traded funds (“ETFs”) on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2022, the Company had 2,683 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); IBKR Securities Services LLC (“IBKRSS”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Ireland Limited (“IBIE”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers Central Europe Zrt. (“IBCE”); Interactive Brokers (India) Private Limited (“IBI”), Interactive Brokers Hong Kong Limited (“IBHK”), Interactive Brokers Securities Japan, Inc. (“IBSJ”), Interactive Brokers Singapore Private Limited ("IBSG") and Interactive Brokers Australia Pty Limited (“IBA”).

Certain operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 15). IB LLC, IBKRSS, IBC, IBUK, IBIE, IBCE, IBI, IBHK, IBSJ, IBSG and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022. The condensed consolidated financial information as of December 31, 2021 has been derived from the audited financial statements not included herein.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2022	2021

	(in millions)

U.S. government securities	$7,416	$4,729
Securities purchased under agreements to resell [1]	16,934	10,392
	$24,350	$15,121

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

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2022	2021

	(in millions)

Equity method investments[1]	$117	$123
Investments in equity securities at adjusted cost[2]	16	17
Investments in equity securities at fair value[2]	49	49
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$185	$192

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of one to eight years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

FASB Standards issued but not adopted as of March 31, 2022

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

Accounting for the Obligations to Safeguard Crypto-assets (SAB 121) Issued March 2022

•Requires companies that have obligations to safeguard crypto-assets held for their platform users to recognize a liability to reflect such obligation and a corresponding asset in the balance sheet, both measured at the fair value of the crypto-assets.

•The Company is currently assessing whether it is under the scope of SAB 121. However, if in scope, the Company does not expect SAB 121 to have a material impact on its consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,280,127	319,880,492	418,160,619

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2022 and December 31, 2021, 1,000,000,000 shares of Class A common stock were authorized, of which 98,409,572 and 98,359,572 shares have been issued; and 98,247,247 and 98,204,658 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2022 and December 31, 2021, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2022 and December 31, 2021, the unamortized balance of these deferred tax assets was $201 million and $209 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2022 were $634 million, $539 million and $95 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $223 million through March 31, 2022 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2021, IBG, Inc. issued 34,207,307 shares of common stock (with a fair value of $1.5 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through the quarter ended March 31, 2022, the Company issued 220,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 23.5%, with Holdings owning the remaining 76.5% as of March 31, 2022. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of March 31, 2022.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2022	2021

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$73	$107
Weighted average shares of common stock outstanding
Class A	98,226,047	90,789,221
Class B	100	100
	98,226,147	90,789,321
Basic earnings per share	$0.74	$1.18

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2022	2021

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$73	$107
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	98,226,047	90,789,221
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	998,629	976,821
Class B	100	100
	99,224,776	91,766,142
Diluted earnings per share	$0.74	$1.16

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2022, IBG LLC made distributions totaling $105 million, to its members, of which IBG, Inc.’s proportionate share was $25 million. In March 2022, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million.

On April 19, 2022, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2022 to stockholders of record as of June 1, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$63	$90

Earnings per share on comprehensive income
Basic	$0.65	$0.99
Diluted	$0.64	$0.98
Weighted average common shares outstanding
Basic	98,226,147	90,789,321
Diluted	99,224,776	91,766,142

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

	Financial Assets at Fair Value as of March 31, 2022

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$7,416	$—	$—	$7,416
Financial instruments owned, at fair value
Stocks	477	—	—	477
Options	36	—	—	36
U.S. and foreign government securities	53	—	—	53
Precious metals	—	10	—	10
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	566	11	—	577

Other assets	215	—	—	215
Total financial assets at fair value	$8,197	$11	$—	$8,208

	Financial Liabilities at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$140	$—	$—	$140
Options	35	—	—	35
Precious metals	—	8	—	8
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	175	15	—	190

Accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$341	$15	$—	$356

	Financial Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes	$4,729	$—	$—	$4,729
Financial instruments owned, at fair value
Stocks	548	—	—	548
Options	22	—	—	22
U.S. and foreign government securities	54	—	—	54
Precious metals	—	10	—	10
Currency forward contracts	—	39	—	39
Total financial instruments owned, at fair value	624	49	—	673

Other assets	215	—	—	215
Total financial assets at fair value	$5,568	$49	$—	$5,617

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$144	$—	$—	$144
Options	22	—	—	22
Precious metals	—	6	—	6
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	166	16	—	182

Accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$332	$16	$—	$348

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

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,667	$2,667	$2,667	$—	$—
Cash - segregated for regulatory purposes	24,581	24,581	24,581	—	—
Securities - segregated for regulatory purposes	16,934	16,934	—	16,934	—
Securities borrowed	4,445	4,445	—	4,445	—
Securities purchased under agreements to resell	6,268	6,268	—	6,268	—
Receivables from customers	48,306	48,306	—	48,306	—
Receivables from brokers, dealers and clearing organizations	2,188	2,188	—	2,188	—
Interest receivable	118	118	—	118	—
Other assets	18	19	—	2	17
Total financial assets, not measured at fair value	$105,525	$105,526	$27,248	$78,261	$17

Financial liabilities, not measured at fair value
Short-term borrowings	$11	$11	$—	$11	$—
Securities loaned	11,379	11,379	—	11,379	—
Securities sold under agreements to repurchase	300	300	—	300	—
Payables to customers	91,097	91,097	—	91,097	—
Payables to brokers, dealers and clearing organizations	230	230	—	230	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$103,025	$103,025	$—	$103,025	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,395	$2,395	$2,395	$—	$—
Cash - segregated for regulatory purposes	22,888	22,888	22,888	—	—
Securities - segregated for regulatory purposes	10,392	10,392	—	10,392	—
Securities borrowed	3,912	3,912	—	3,912	—
Securities purchased under agreements to resell	4,380	4,380	—	4,380	—
Receivables from customers	54,935	54,935	—	54,935	—
Receivables from brokers, dealers and clearing organizations	3,771	3,771	—	3,771	—
Interest receivable	127	127	—	127	—
Other assets	20	20	—	2	18
Total financial assets, not measured at fair value	$102,820	$102,820	$25,283	$77,519	$18

Financial liabilities, not measured at fair value
Short-term borrowings	$27	$27	$—	$27	$—
Securities loaned	11,769	11,769	—	11,769	—
Payables to customers	85,634	85,634	—	85,634	—
Payables to brokers, dealers and clearing organizations	557	557	—	557	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$97,995	$97,995	$—	$97,995	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	March 31, 2022
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$16,934 [1]	$—		$16,934	$(16,934)	$—
Securities borrowed	4,445	—		4,445	(4,238)	207
Securities purchased under agreements to resell	6,268	—		6,268	(6,268)	—
Financial instruments owned, at fair value
Options	36	—		36	(33)	3
Currency forward contracts	1	—		1	—	1
Total	$27,684	$—		$27,684	$(27,473)	$211

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,379	$—	$11,379	$(10,548)	$831
Securities sold under agreements to repurchase	300	—	300	(300)	—
Financial instruments sold, but not yet purchased, at fair value
Options	35	—	35	(33)	2
Currency forward contracts	7	—	7	—	7
Total	$11,721	$—	$11,721	$(10,881)	$840

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,392 [1]	$—		$10,392	$(10,392)	$—
Securities borrowed	3,912	—		3,912	(3,642)	270
Securities purchased under agreements to resell	4,380	—		4,380	(4,380)	—
Financial instruments owned, at fair value
Options	22	—		22	(19)	3
Currency forward contracts	39	—		39	—	39
Total	$18,745	$—		$18,745	$(18,433)	$312

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,769	$—	$11,769	$(10,992)	$777
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(19)	3
Currency forward contracts	10	—	10	—	10
Total	$11,801	$—	$11,801	$(11,011)	$790

________________________

(1)As of March 31, 2022 and December 31, 2021, the Company had $16.9 billion and $10.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2022 and December 31, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,310	$—	$—	$—	$11,310
Corporate bonds	66	—	—	—	66
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,379	$—	$—	$—	$11,379

Securities sold under agreements to repurchase
U.S. government securities	300	—	—	—	300
Total	$11,679	$—	$—	$—	$11,679

	December 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,715	$—	$—	$—	$11,715
Corporate bonds	51	—	—	—	51
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,769	$—	$—	$—	$11,769

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2022 and December 31, 2021, approximately $48.3 billion and $54.9 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2022		December 31, 2021
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$66,861	$7,063	$69,582	$6,192
Securities purchased under agreements to resell transactions [1]	23,175	21,946	14,715	13,956
Customer margin assets	55,656	15,685	65,899	15,936
	$145,692	$44,694	$150,196	$36,084

________________________

(1)As of March 31, 2022, $16.9 billion or 77% (as of December 31, 2021, $10.4 billion or 74%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2022 and December 31, 2021, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2022	2021

	(in millions)

Stocks	$33	$60
U.S. and foreign government securities	53	54
	$86	$114

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions)

Geographic location [1]
United States	$245	$285
International	157	183
	$402	$468

Major types of services
Commissions	$349	$412
Market data fees [2]	20	19
Risk exposure fees [2]	15	5
Payments for order flow [2]	10	10
Minimum activity fees [2]	1	7
Other [2]	7	15
	$402	$468

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $17 million and $19 million, as of March 31, 2022 and December 31, 2021, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions)

Principal transactions	$(23)	$120
Gains (losses) from currency diversification strategy, net	(18)	(2)
Other, net	2	2
	$(39)	$120

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $2 million and $1 million of plan contributions for the three months ended March 31, 2022 and 2021, respectively.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	25,643,893		$623
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177		71
December 31, 2021	1,083,930	[1]	84
	29,331,217		$841

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 6,882 additional restricted stock units during the three months ended March 31, 2022.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $21 million and $17 million for the three months ended March 31, 2022 and 2021, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of March 31, 2022 are $36 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2021[1]	4,782,967
Granted	—
Canceled	(21,358)
Distributed	—
Balance, March 31, 2022	4,761,609

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 6,882 additional restricted stock units during the three months ended March 31, 2022.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31, 2022, a total of 1,153,839 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2022 and 2021 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2022 and 2021, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2022, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2015, and to non-U.S. income tax examinations for tax years prior to 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of March 31, 2022, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.93%. For the three months ended March 31, 2022, right-of-use assets obtained under new operating leases were $16 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	March 31,	December 31,
	2022	2021

	(in millions)

Right-of-use assets[1]	$109	$101
Lease liabilities[1]	$130	$123

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

	Three Months Ended March 31,
	2022	2021

	(in millions)

Operating lease cost	$8	$7
Variable lease cost	1	1
Total lease cost	$9	$8

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

March 31, 2022
(in millions)
2022 (remaining)	$25
2023	28
2024	23
2025	17
2026	15
2027	12
Thereafter	28
Total undiscounted operating lease payments	148
Less: imputed interest	(18)
Present value of operating lease liabilities	$130

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2022 and 2021, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment and post-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The defendants opposed each of these motions. On December 21, 2021, Trading Technologies filed a motion seeking to substitute Harris Brumfield (through a trust controlled by Brumfield) as the plaintiff. The Defendants did not oppose the substitution. On January 11, 2022, the District Court granted in part and denied in part Trading Technologies’ motion seeking pre-judgment and post-judgment interest, denying the amount Trading Technologies was seeking, but awarding Trading Technologies pre-judgment interest in the amount of $2.1 million and post-judgment interest in an amount to be calculated pursuant to the Court’s orders. On February 22, 2022, the District Court denied in its entirety Trading Technologies’ motion seeking a new trial on damages and willfulness. On March 24, 2022, Harris Brumfield filed a notice of appeal of the District Court’s judgment, certain other orders of the Court, and generally any and all other orders, rulings, findings, and/or conclusions adverse to Trading Technologies. On April 7, 2022, the Defendants filed a notice of cross-appeal. Appeal briefs have yet to be filed. On March 31, 2022, the District Court granted Trading Technologies’ bill of costs in the amount of $490,232, which was less than the amount Trading Technologies sought. The Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired, and are considering their options, including appropriate forums, for proving the ultimate invalidity of such patents.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 15, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. The plaintiff’s motion for class certification was filed on March 18, 2022. On March 25, 2022, the plaintiff also filed a motion for leave to amend his complaint. On April 15, 2022, the Company filed an opposition to the plaintiff’s motion for leave to amend. The Company’s opposition to the motion for class certification was filed on April 22, 2022. The plaintiff’s class certification reply brief is due on May 13, 2022. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

	Three Months Ended March 31,
	2022	2021

	(in millions)

Net revenues
United States	$434	$651
International	211	242
Total net revenues	$645	$893
Income before income taxes
United States	$311	$556
International	83	83
Total income before income taxes	$394	$639

15.  Regulatory Requirements

As of March 31, 2022, aggregate excess regulatory capital for all operating subsidiaries was $7.4 billion.

IB LLC, IBKRSS and Interactive Brokers Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2022.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$5,663	$886	$4,777
IBKRFS	580	12	568
IBHK	888	234	654
Other regulated operating subsidiaries	1,712	293	1,419
	$8,843	$1,425	$7,418

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2022, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 were accounts receivable from directors, officers and their affiliates of $480 million and $28 million, respectively, and payables of $1,395 million and $1,197 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17. Senior Notes Payable

IBG LLC from time to time may offer senior notes in private placements to certain qualified customers of IB LLC at an issue price of $1 thousand per note. The senior notes will mature no later than the thirtieth day following the issuance date. IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued interest. The senior notes will pay a fixed rate of interest during their tenure. The interest rate is calculated by adding the benchmark rate to a rate (spread) that IBG LLC will announce from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. During the three months ended March 31, 2022 the Company did not issue any senior notes. Interest expense on the senior notes for the three months ended March 31, 2021 was not material.

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

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 25, 2022 and elsewhere in this report.

When we use the terms “we,” “us,” and “our,” we mean IBG, Inc. and its subsidiaries for the periods presented.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 23.5% of the membership interests of IBG LLC. The remaining approximately 76.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	23.5%	76.5%	100.0%
Membership interests	98,280,127	319,880,492	418,160,619

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange traded funds (“ETFs”), registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs, metals and cryptocurrencies on more than 150 electronic exchanges and market centers in 33 countries and 27 currencies seamlessly around the world.

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

Our customer base is diverse with respect to geography and segments. Currently, approximately 78% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 60% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

While broadly mixed over the last year, the quarter ended March 31, 2022 (“current quarter”) saw world equities markets generally lower, with declines in the U.S., Europe and Asia, though the United Kingdom and Australia saw small gains in their equity market indexes. Despite this negative market backdrop, there continues to be worldwide interest in the financial markets. Growing numbers of individuals, especially those newly attracted to investing, turned to the markets with increased awareness, due to the interconnectedness of investors to each other and to the markets, as they sought to earn higher yields on their assets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. According to industry data, average daily volume in U.S. exchange-listed equity-based options increased 1%, and in U.S. futures 19%, over the prior year. U.S. listed cash equities volume declined 12%, following a very active prior-year quarter.

Various market cross-currents led to mixed results across our major product types: customer options and futures volumes were up 6% and 31%, respectively, while stocks and foreign exchange volumes declined 69% and 34%, respectively, compared to the prior-year quarter. Volumes in options were impacted positively by increasing numbers of investors looking to take on a specific and limited risk-reward profile in order to invest. For stocks, trading volumes were significantly higher than pre- and early pandemic levels, though they are below the unusually high levels of stock trading seen in the prior-year quarter, a period dominated by trading in “meme” stocks and low-priced stocks generally. Trading was active as investors continued to capitalize on the opportunities to participate in the markets, seeking higher yields on their investments in the near-zero or negative interest rate environments that existed globally for most of the current quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Volatility has risen steadily over the past four quarters, capped off by significant gains in the current quarter, as inflationary pressures, the potential for higher interest rates and geopolitical uncertainty have impacted markets worldwide. U.S. market volatility, as measured by the Chicago Board Options Exchange Volatility Index (“VIX®”), rose from an average of 23.2 in the prior-year quarter to 25.4 in the current quarter.

In general, higher volatility improves our performance because it often correlates positively with customer trading activity across product types. Higher options and futures volumes during a period of elevated volatility demonstrate the continuing impact of more participants in the financial markets and their increasing comfort with these exchange-listed derivative products, amid heightened geopolitical and interest rate uncertainty.

Interest Rates. The U.S. Federal Reserve increased the target federal funds range to 0.25%-0.50% in March 2022, up from the zero to 0.25% range it had been targeting since March 2020. While the U.S. Treasury yield curve began to steepen in the current quarter, rates in other countries remained near-zero to negative.

Low benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. The environment of uncertainty over future Federal Reserve policy led us to maintain a short duration investment profile, though further rate increases would present more opportunities for interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so low interest rates limit the interest we receive on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important factor that attracts customers to our platform.

As an offset, low rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers only when the federal funds effective rate is above 0.50%, and in currencies with negative rates we collect interest on a portion of customer cash balances. As an indirect positive effect, we believe low and negative benchmark world interest rates have been a factor leading to the active trading we have experienced, as investors enter securities markets to achieve higher yields on their investments.

Net interest income on customer cash and margin loan balances increased compared to the prior-year quarter as the average federal funds effective rate increased to 0.12% in the current quarter from 0.08% in the prior-year quarter. The interest we pay on customer cash balances and earn on customer margin loans and investment of customer segregated funds results in spreads that are compressed at low benchmark rates. Rising benchmark interest rates counteract this spread compression and lead to higher net interest income.

An 18% increase in our average margin loan balances contributed to a 27% rise in margin loan interest over the prior-year quarter. Further, a steady inflow of new accounts drove average customer credit balances up 8% for the year. However, securities lending interest income was down 37% in the current quarter due to a weaker overall securities lending environment industry-wide, particularly early in the current quarter. Together, these factors led to a decline in overall net interest income of 8% versus the prior-year quarter, and our net interest margin declined from 1.26% to 1.10%.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our net worth in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 0.56% compared to its value at December 31, 2021, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Overall, several factors – active securities markets, engaged investors and a search for higher yields in negative and near-zero rate environments, now combined with inflation, the beginning of a forecasted series of rate increases and geopolitical uncertainty – have led to higher volatility and to investor usage of options and futures to manage risk. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

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

Diluted earnings per share were $0.74 for the current quarter, compared to diluted earnings per share of $1.16 for the prior-year quarter. Adjusted diluted earnings per share were $0.82 for the current quarter and $0.98 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $645 million and income before income taxes was $394 million, compared to net revenues of $893 million and income before income taxes of $639 million in the prior-year quarter. Adjusted net revenues were $692 million and adjusted income before income taxes was $441 million, compared to adjusted net revenues of $796 million and adjusted income before income taxes of $542 million in the prior-year quarter.

Financial highlights for the current quarter:

•Commission revenue decreased 15% to $349 million from the prior-year quarter on customer stock volume that dropped from an unusually active trading period last year, though it was aided somewhat by higher customer options and futures trading volumes.

•Net interest income decreased 8% to $282 million from the prior-year quarter on a decline in securities lending activity, partially offset by higher interest earned on margin loans and segregated cash balances.

•Other income decreased $159 million to a loss of $39 million from the prior-year quarter. This decrease was mainly comprised of the non-recurrence of a $99 million gain related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), a $29 million mark-to-market loss on our U.S. government securities portfolio, and $16 million related to our currency diversification strategy.

•Pretax profit margin was 61% for the current quarter, down from 72% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 64%, down from 68% in the prior-year quarter.

•Total equity at March 31, 2022 was $10.5 billion.

In connection with our currency diversification strategy as of March 31, 2022, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $59 million (compared to a decrease of $78 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.56%, compared to its value as of December 31, 2021. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $18 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $41 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations:

•The COVID-19 pandemic has precipitated unprecedented market conditions with equally unprecedented social and community challenges. The impact of the COVID-19 pandemic going forward will depend on numerous evolving factors that cannot be accurately predicted, including, the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

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

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated recently, and changes in Chinese governmental oversight of Hong Kong and in the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets. We continue to monitor the war and assess any potential impact to our business.

•Our remaining market making activities will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 25, 2022, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2019	302,289		26,346		17,136		345,771		1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905

1Q2021	273,985		24,079		8,418		306,482		5,024
1Q2022	212,818	(22%)	20,671	(14%)	9,225	10%	242,714	(21%)	3,915

4Q2021	207,457		19,961		8,001		235,419		3,707
1Q2022	212,818	3%	20,671	4%	9,225	15%	242,714	3%	3,915

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	390,739		128,770		176,752,967
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%

1Q2021	231,797		40,868		308,934,824
1Q2022	245,343	6%	53,570	31%	97,406,991	(68%)

4Q2021	244,349		41,997		117,410,095
1Q2022	245,343	0%	53,570	28%	97,406,991	(17%)

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	349,287		126,363		167,826,490
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%

1Q2021	221,898		40,361		306,165,385
1Q2022	234,790	6%	52,728	31%	95,990,985	(69%)

4Q2021	235,400		41,318		116,546,652
1Q2022	234,790	(0%)	52,728	28%	95,990,985	(18%)

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	302,068		125,225		163,030,500
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%

1Q2021	202,583		40,019		301,675,030
1Q2022	212,628	5%	52,264	31%	92,860,481	(69%)

4Q2021	213,143		41,096		113,441,967
1Q2022	212,628	(0%)	52,264	27%	92,860,481	(18%)

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	41,452		2,407		8,926,477
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)

1Q2021	9,899		507		2,769,439
1Q2022	10,553	7%	842	66%	1,416,006	(49%)

4Q2021	8,949		679		863,443
1Q2022	10,553	18%	842	24%	1,416,006	64%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2022	1Q2021	% Change
Total Accounts (in thousands)	1,809	1,325	36%
Customer Equity (in billions) (1)	$355.9	$330.6	8%

Cleared DARTs (in thousands) (2)	2,234	2,964	(25%)
Total Customer DARTs (in thousands) (2)	2,522	3,308	(24%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.57	$2.31	11%
Cleared Avg. DARTs per Account (Annualized)	323	622	(48%)

Consecutive Quarters	1Q2022	4Q2021	% Change
Total Accounts (in thousands)	1,809	1,676	8%
Customer Equity (in billions) (1)	$355.9	$373.8	(5%)

Cleared DARTs (in thousands) (2)	2,234	2,162	3%
Total Customer DARTs (in thousands) (2)	2,522	2,436	4%

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.57	$2.38	8%
Cleared Avg. DARTs per Account (Annualized)	323	339	(5%)

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

	Three Months Ended March 31,
	2022	2021

	(in millions, except share and per share amounts)

Revenues
Commissions	$349	$412
Other fees and services	53	56
Other income (loss)	(39)	120
Total non-interest income	363	588

Interest income	332	390
Interest expense	(50)	(85)
Total net interest income	282	305
Total net revenues	645	893

Non-interest expenses
Execution, clearing and distribution fees	71	68
Employee compensation and benefits	111	97
Occupancy, depreciation and amortization	22	20
Communications	8	8
General and administrative	38	59
Customer bad debt	1	2
Total non-interest expenses	251	254
Income before income taxes	394	639
Income tax expense	28	53
Net income	366	586
Less net income attributable to noncontrolling interests	293	479
Net income available for common stockholders	$73	$107

Earnings per share
Basic	$0.74	$1.18
Diluted	$0.74	$1.16

Weighted average common shares outstanding
Basic	98,226,147	90,789,321
Diluted	99,224,776	91,766,142

Comprehensive income
Net income available for common stockholders	$73	$107
Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	(17)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(10)	(17)
Comprehensive income available for common stockholders	$63	$90

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$293	$479
Other comprehensive income - cumulative translation adjustment	(31)	(59)
Comprehensive income attributable to noncontrolling interests	$262	$420

Three Months Ended March 31, 2022 (“current quarter”) compared to the Three Months Ended March 31, 2021 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $248 million, or 28%, compared to the prior-year quarter, to $645 million. The decrease in net revenues was due to lower other income, commissions, net interest income, and other fees and services.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. Instead of commission revenue, IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified.

Commissions, for the current quarter, decreased $63 million, or 15%, compared to the prior-year quarter, to $349 million, driven by lower customer trading volumes in stocks, partially offset by higher customer volume in options and futures. Total customer options and futures contracts volumes increased 6% and 31%, respectively, while stock share volume decreased 69% from unusually high trading volume, primarily in “meme” stocks and low-priced stocks generally, in the prior-year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 24% to 2.5 million, compared to 3.3 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, decreased 25% to 2.2 million, compared to 3.0 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, increased 11% to $2.57, compared to $2.31 for the prior-year quarter, as our customers’ trading volume mix included proportionately more futures contracts, which carry higher exchange and clearing house fees that are passed through to our customers.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $3 million, or 5%, compared to the prior-year quarter, to $53 million, driven by an $8 million decrease in IPO-related fee income and a $6 million decrease in minimum activity fees, which were discontinued for most account types effective July 1, 2021; partially offset by a $10 million increase in exposure fees as some customers increased leverage.

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

Other income, for the current quarter, decreased $159 million, compared to the prior-year quarter, to a loss of $39 million. This decrease was mainly comprised of the non-recurrence of a $99 million gain related to our strategic investment in Tiger Brokers in the prior-year quarter; a $29 million mark-to-market loss on our U.S. government securities portfolio in the current quarter; and $16 million related to our currency diversification strategy, which lost $18 million in the current quarter compared to a loss of $2 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, decreased $23 million, or 8%, compared to the prior-year quarter, to $282 million. The decrease in net interest income was driven by decline in securities lending activities, partially offset by higher interest earned on margin lending and segregated cash balances.

Net interest income on customer balances, for the current quarter, increased $37 million, compared to the prior-year quarter, driven by a $7.2 billion increase in average customer margin loans; a $6.5 billion increase in average customer credit balances; and an increase in the average federal funds effective rate to 0.12% from 0.08% in the prior-year. Outside the U.S., notably in Europe, despite the proportionately higher growth in foreign currency cash balances, negative benchmark interest rates in some currencies have affected our ability to achieve positive yields on our segregated cash in these currencies. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed decreased 32%, to $3.5 billion and average securities loaned was unchanged from the prior-year quarter at $11.1 billion. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $65 million, or 37%, compared to the prior-year quarter, as there were fewer hard-to-borrow securities that investors sold short in the current quarter. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Securities lending generates (1) net interest earned on lending a security, which is based on supply and demand for that security and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Generally, as benchmark interest rates rise, an increasing portion of the interest earned on securities lending transactions is classified as net interest income on “Segregated cash and securities, net” instead of net interest income on “Securities borrowed and loaned, net”. Because cash collateral from securities lending is held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, interest on this collateral is reported as net interest on segregated cash.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$43,287	$46,726
Customer margin loans	47,141	39,964
Securities borrowed	3,467	5,108
Other interest-earning assets	8,211	5,416
FDIC sweeps [1]	2,219	2,817
	$104,325	$100,031

Average interest-bearing liabilities
Customer credit balances	$84,394	$77,887
Securities loaned	11,089	11,117
Other interest-bearing liabilities	12	138
	$95,495	$89,142

Net Interest income
Segregated cash and securities, net	$7	$2
Customer margin loans [2]	149	117
Securities borrowed and loaned, net	110	175
Customer credit balances, net [2]	9	9
Other net interest income [1,3]	8	9
Net interest income [3]	$283	$312

Net interest margin ("NIM")	1.10%	1.26%

Annualized Yields
Segregated cash and securities	0.07%	0.02%
Customer margin loans	1.28%	1.19%
Customer credit balances	-0.04%	-0.05%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2022 and 2021, $1 million and $8 million were reported in other fees and services, respectively, and $0 and
-$1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, decreased $3 million, or 1%, compared to the prior-year quarter, to $251 million, mainly due to a $21 million decrease in general and administrative expenses and a $1 million decrease in customer bad debt expense; partially offset by a $14 million increase in employee compensation and benefits, a $3 million increase in execution, clearing and distribution fees, and a $2 million increase in occupancy, depreciation and amortization expenses. As a percentage of total net revenues, non-interest expenses were 39% for the current quarter and 28% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $3 million, or 4%, compared to the prior-year quarter, to $71 million, mainly driven by a $21 million increase in exchanges fees on higher customer trading volumes in futures and options; partially offset by an $11 million decrease in regulatory transaction fees on lower customer trading volumes in stocks and lower fee rates; and a $5 million decrease in clearing and depository fees on lower fee rates.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $14 million, or 14%, compared to the prior-year quarter, to $111 million, associated with a 25% increase in the average number of employees to 2,627 for the current quarter, compared to 2,110 for the prior-year quarter. We continued to add staff worldwide in customer service, compliance and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current quarter and 11% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 16% for the current quarter and 12% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 10%, compared to the prior-year quarter, to $22 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current quarter and 2% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter were unchanged from the prior-year quarter at $8 million.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $21 million, or 36%, compared to the prior-year quarter, to $38 million, primarily due to the non-recurrence of $19 million in additional costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe incurred in the prior-year quarter. As a percentage of total net revenues, general and administrative expenses were 6% for the current quarter and 7% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $1 million, compared to the prior-year quarter, to $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, decreased $25 million, or 47%, compared to the prior-year quarter, to $28 million, primarily due to (1) lower income tax expense attributable to our operating subsidiaries outside the United States (“U.S.”), driven by lower income before taxes and the non-recurrence of an additional $6 million expense in the prior-year quarter related to the consolidation of European operations in the aftermath of Brexit; and (2) lower U.S. income tax expense driven by lower income before taxes.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$394	$639
IBG, Inc. stand-alone income before income taxes	-	-
Operating subsidiaries income before income taxes	$394	$639

Operating subsidiaries
Income before income taxes	$394	$639
Income tax expense	11	26
Net income available to members	$383	$613

IBG, Inc.
Average ownership percentage in IBG LLC	23.5%	21.8%
Net income available to IBG, Inc. from operating subsidiaries	$90	$134
IBG, Inc. stand-alone income before income taxes	-	-
Income before income taxes	90	134
Income tax expense	17	27
Net income available to common stockholders	$73	$107

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$11	$26
Income tax expense attributable to IBG, Inc.	17	27
Consolidated income tax expense	$28	$53

Operating Results

Income before income taxes, for the current quarter decreased $245 million, or 38%, to $394 million, compared to the prior-year quarter. Pretax profit margin was 61% for the current quarter and 72% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $692 million, down 13%; adjusted income before income taxes was $441 million, down 19%; and adjusted pre-tax profit margin was 64% for the current quarter and 68% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government securities portfolio, which are typically held to maturity; investments in equity securities that do not qualify for equity method accounting which are measured at fair value; and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans.

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

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions)

Adjusted net revenues
Net revenues - GAAP	$645	$893
Non-GAAP adjustments
Currency diversification strategy, net	18	2
Mark-to-market on investments	29	(99)
Total non-GAAP adjustments	47	(97)
Adjusted net revenues	$692	$796

	Three Months Ended March 31,
	2022	2021

	(in millions)

Adjusted income before income taxes
Income before income taxes - GAAP	$394	$639
Non-GAAP adjustments
Currency diversification strategy, net	18	2
Mark-to-market on investments	29	(99)
Total non-GAAP adjustments	47	(97)
Adjusted income before income taxes	$441	$542

Adjusted pre-tax profit margin	64%	68%

	Three Months Ended March 31,
	2022	2021

	(in millions)

Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$73	$107
Non-GAAP adjustments
Currency diversification strategy, net	4	0
Mark-to-market on investments	7	(22)
Income tax effect of above adjustments[1]	(2)	4
Total non-GAAP adjustments	9	(17)
Adjusted net income available for common stockholders	$82	$90

Note: Amounts may not add due to rounding.

	Three Months Ended March 31,
	2022	2021

	(in dollars, except share amounts)

Adjusted diluted EPS
Diluted EPS - GAAP	$0.74	$1.16
Non-GAAP adjustments
Currency diversification strategy, net	0.04	0.00
Mark-to-market on investments	0.07	(0.24)
Income tax effect of above adjustments[1]	(0.02)	0.05
Total non-GAAP adjustments	0.09	(0.19)
Adjusted diluted EPS	$0.82	$0.98

Diluted weighted average common shares outstanding	99,224,776	91,766,142

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of March 31, 2022, total assets were $114.4 billion of which approximately $113.3 billion, or 99.1%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, market risk committee and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries, and we believe this financial strength provides our customers with a source of comfort.

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and maintain significant borrowing capabilities through the securities lending markets and in the form of credit facilities with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. In addition, pursuant to our liquidity management plan we perform periodic liquidity stress tests, which are designed to identify and reserve liquid assets that would be available under market or idiosyncratic stress events. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

As of March 31, 2022, liability balances in connection with short-term borrowings were lower than the average monthly balance during the current quarter, and securities loaned and payable to customers were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2022 were $1,106 million ($1,058 million as of December 31, 2021). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2022, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 11% to $10.5 billion as of March 31, 2022, from $9.4 billion as of March 31, 2021. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$2,125	$3,734
Net cash used in investing activities	(14)	(21)
Net cash used in financing activities	(105)	(1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(41)	(76)
Increase in cash, cash equivalents, and restricted cash	$1,965	$3,636

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, shares at exchanges and clearing houses, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, capital transactions and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks, and through our senior notes program are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Three months Ended March 31, 2022: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,965 million to $27.2 billion for the three months ended March 31, 2022. We raised $2,125 million in net cash from operating activities mainly driven by customer margin loans which decreased $6.6 billion and customer credit balances which increased by $5.5 billion; partially offset by investments in securities segregated for regulatory purposes which increased $9.2 billion. We used net cash of $119 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and repayment of short-term borrowings. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Three months Ended March 31, 2021: For a discussion of changes in cash flows for the three months ended March 31, 2021 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021.

Senior Notes

IBG LLC’s senior notes program offers senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time-to-time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest. During the current quarter the Company did not issue any senior notes.

Regulatory Capital Requirements

As of March 31, 2022, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $19 million and $21 million for the three months ended March 31, 2022 and 2021, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

As of March 31, 2022, there were no definitive agreements with respect to any material acquisition.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 1.03%, as of March 31, 2022 compared to March 31, 2021. As of March 31, 2022, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2021				As of 3/31/2022
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	74.0%	$6,988	1.0000	0.720	74.8%	$7,842	0.8%
EUR	0.09	1.1730	0.106	10.9%	1,025	1.1067	0.100	10.4%	1,085	-0.5%
JPY	3.91	0.0090	0.035	3.6%	343	0.0082	0.032	3.3%	350	-0.3%
GBP	0.02	1.3784	0.028	2.8%	267	1.3142	0.026	2.7%	286	-0.1%
CHF	0.02	1.0597	0.021	2.2%	206	1.0838	0.022	2.3%	236	0.1%
CNH	0.13	0.1524	0.020	2.0%	192	0.1574	0.020	2.1%	223	0.1%
INR	1.10	0.0137	0.015	1.5%	146	0.0132	0.014	1.5%	158	0.0%
CAD	0.02	0.7961	0.012	1.2%	116	0.7995	0.012	1.2%	131	0.0%
AUD	0.02	0.7596	0.011	1.2%	110	0.7484	0.011	1.2%	122	0.0%
HKD	0.04	0.1286	0.005	0.5%	44	0.1277	0.004	0.5%	49	0.0%
			0.972	100.0%	$9,437		0.962	100.0%	$10,482	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2022.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars and most foreign currencies. At negative or near-zero benchmark rates, our interest sensitivity to rate increases is limited to the extent that a higher benchmark rate plus a spread may still be below the minimum charge.

Based on customer balances and investments outstanding as of March 31, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $104 million over the first year and $124 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits due to interest rate spread compression in a low rate environment. Based on customer balances and investments outstanding as of March 31, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $152 million over the first year and $158 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2022, we had $48.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 25, 2022 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. During the quarter ended March 31, 2022, the Company issued 50,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2021 filed by the Company on February 25, 2022).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 9, 2022