Form 10-Q
period 2022-06-30
Interactive Brokers Group, Inc.
filed 2022-08-09
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

As of August 5, 2022, there were 102,844,018 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$2,881	$2,395
Cash - segregated for regulatory purposes	23,536	22,888
Securities - segregated for regulatory purposes	30,709	15,121
Securities borrowed	3,855	3,912
Securities purchased under agreements to resell	6,288	4,380
Financial instruments owned, at fair value
Financial instruments owned	367	559
Financial instruments owned and pledged as collateral	184	114
Total financial instruments owned, at fair value	551	673
Receivables
Customers, less allowance for credit losses of $10 and $8 as of June 30, 2022 and December 31, 2021	42,552	54,935
Brokers, dealers, and clearing organizations	1,939	3,771
Interest	150	127
Total receivables	44,641	58,833
Other assets	925	911
Total assets	$113,386	$109,113
Liabilities and equity
Short-term borrowings	$17	$27
Securities loaned	10,696	11,769
Financial instruments sold, but not yet purchased, at fair value	218	182
Payables
Customers	90,765	85,634
Brokers, dealers, and clearing organizations	308	557
Affiliate	202	222
Accounts payable, accrued expenses and other liabilities	542	492
Interest	36	8
Total payables	91,853	86,913
Total liabilities	102,784	98,891
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized – 1,000,000,000, Issued – 99,731,366 and 98,359,572 shares, Outstanding – 99,560,859 and 98,204,658 shares as of June 30, 2022 and December 31, 2021	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,480	1,442
Retained earnings	1,079	953
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2022 and December 31, 2021	(30)	4
Treasury stock, at cost, 170,507 and 154,914 shares as of June 30, 2022 and December 31, 2021	(6)	(5)
Total stockholders’ equity	2,524	2,395
Noncontrolling interests	8,078	7,827
Total equity	10,602	10,222
Total liabilities and equity	$113,386	$109,113

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2022	2021	2022	2021
Revenues
Commissions	$322	$307	$671	$719
Other fees and services	43	55	96	111
Other income (loss)	(57)	118	(96)	238
Total non-interest income	308	480	671	1,068

Interest income	460	307	792	697
Interest expense	(112)	(33)	(162)	(118)
Total net interest income	348	274	630	579
Total net revenues	656	754	1,301	1,647

Non-interest expenses
Execution, clearing and distribution fees	77	54	148	122
Employee compensation and benefits	112	96	223	193
Occupancy, depreciation and amortization	23	19	45	39
Communications	9	8	17	16
General and administrative	42	35	80	94
Customer bad debt	1	1	2	3
Total non-interest expenses	264	213	515	467
Income before income taxes	392	541	786	1,180
Income tax expense	32	35	60	88
Net income	360	506	726	1,092
Less net income attributable to noncontrolling interests	288	414	581	893
Net income available for common stockholders	$72	$92	$145	$199

Earnings per share
Basic	$0.73	$1.01	$1.47	$2.19
Diluted	$0.72	$1.00	$1.46	$2.17
Weighted average common shares outstanding
Basic	98,853,981	91,365,234	98,541,798	91,078,868
Diluted	99,695,489	92,199,169	99,461,867	91,984,246

Comprehensive income
Net income available for common stockholders	$72	$92	$145	$199
Other comprehensive income
Cumulative translation adjustment, before income taxes	(24)	5	(34)	(12)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(24)	5	(34)	(12)
Comprehensive income available for common stockholders	$48	$97	$111	$187

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$288	$414	$581	893
Other comprehensive income - cumulative translation adjustment	(81)	16	(112)	(43)
Comprehensive income attributable to noncontrolling interests	$207	$430	$469	$850

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$726	$1,092
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	6	29
Depreciation and amortization	29	25
Amortization of right-of-use assets	13	11
Employee stock plan compensation	42	34
Unrealized gain (loss) on other investments, net	7	(225)
Bad debt expense	2	3
Shares distributed to customers under IBKR Promotions	5	4
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(15,588)	12,186
Securities borrowed	57	1,326
Securities purchased under agreements to resell	(1,908)	(3,374)
Financial instruments owned, at fair value	114	(86)
Receivables from customers	12,381	(10,624)
Other receivables	1,809	(2,733)
Other assets	35	(17)
Securities loaned	(1,073)	1,742
Financial instruments sold, but not yet purchased, at fair value	36	38
Payable to customers	5,131	5,570
Other payables	(240)	57
Net cash provided by operating activities	1,584	5,058
Cash flows from investing activities
Purchases of other investments	(3)	(4)
Distributions received and proceeds from sales of other investments	9	4
Purchase of property, equipment and intangible assets	(32)	(38)
Net cash used in investing activities	(26)	(38)
Cash flows from financing activities
Short-term borrowings, net	(10)	151
Dividends paid to stockholders	(20)	(18)
Distributions from IBG LLC to noncontrolling interests	(231)	(131)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(20)	(27)
Proceeds from the sale of treasury stock	23	26
Issuances of senior notes	—	1,237
Redemptions of senior notes	—	(1,081)
Payments made under the Tax Receivable Agreement	(20)	—
Net cash provided by (used in) financing activities	(278)	157
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(146)	(55)
Net increase in cash, cash equivalents and restricted cash	1,134	5,122
Cash, cash equivalents and restricted cash at beginning of period	25,283	20,195
Cash, cash equivalents and restricted cash at end of period	$26,417	$25,317
Cash, cash equivalents and restricted cash
Cash and cash equivalents	2,881	3,218
Cash segregated for regulatory purposes	23,536	22,099
Cash, cash equivalents and restricted cash at end of period	$26,417	$25,317
Supplemental disclosures of cash flow information
Cash paid for interest	$133	$115
Cash paid for taxes, net	$65	$43
Cash paid for amounts included in lease liabilities	$16	$12
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$26	$24
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(26)	$(24)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2022

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock - IBKR Promotion	50,000		1	(3)			(2)	2	—
Net distribution of common stock - IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			5				5	16	21
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(80)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					73	(10)	63	262	325
Balance, March 31, 2022	98,409,572	$1	$1,449	$(5)	$1,017	$(6)	$2,456	$8,026	$10,482
Common stock distributed pursuant to stock incentive plans	1,271,794						—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				3			3		3
Compensation for stock grants vesting in the future			5				5	16	21
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(151)	(151)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					72	(24)	48	207	255
Balance, June 30, 2022	99,731,366	$1	$1,480	$(6)	$1,079	$(30)	$2,524	$8,078	$10,602

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000			(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437
Common stock distributed pursuant to stock incentive plans	1,210,929						—		—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(45)	(45)
Adjustments for changes in proportionate ownership in IBG LLC			23				23	(23)	—
Comprehensive income					92	5	97	430	527
Balance, June 31, 2021	92,220,818	$1	$1,277	$(6)	$864	$14	$2,150	$7,778	$9,928

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 23.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider which executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of June 30, 2022, the Company had 2,780 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2022	2021

	(in millions)

U.S. and foreign government securities	$7,348	$4,729
Municipal securities	15	-
Securities purchased under agreements to resell [1]	23,346	10,392
	$30,709	$15,121

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

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2022	2021

	(in millions)

Equity method investments[1]	$118	$123
Investments in equity securities at adjusted cost[2]	16	17
Investments in equity securities at fair value[2]	47	49
Investments in exchange memberships and equity securities of certain exchanges[2]	3	3
	$184	$192

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

Crypto-assets safeguarding liability and corresponding safeguarding asset

In March 2022, the SEC published Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive accounting and disclosure guidance to entities that have obligations to safeguard crypto-assets held for their platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability to reflect its obligation to safeguard the crypto-assets held for its platform users and a corresponding safeguarding asset on its balance sheet, even when the Company does not control the crypto-assets. Both the crypto-asset safeguarding liability and the corresponding safeguarding asset shall be measured at the fair value of the crypto-assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 is effective for interim or annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company adopted SAB 121 as of June 30, 2022, with retrospective

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

application as of January 1, 2022.

The Company operates a trading platform that allows its customers to access a digital asset exchange and custody services provided by a third-party Cryptocurrency Service Provider (“CSP”) to buy, sell and hold crypto-assets in an account in the customer’s name at the CSP. The Company does not provide execution, custody or safeguarding services for the customers’ crypto-assets and does not maintain (or ever have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does the Company have any legal title or claim to those crypto-assets. The CSP is responsible for securing the customers’ crypto-assets and protecting them from loss or theft. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

[Customer] acknowledges and agrees that [IB LLC] is not responsible for any trading or other losses (including, without limitation, losses due to theft, fraud, cybersecurity breach, loss of control of private keys, or any other loss arising from trading or holding digital assets with [the CSP]) resulting directly or indirectly from or in connection with [Customer’s] relationship with [the CSP] and/or [Customer’s] trading or holding of digital assets, including activity or holdings in the [CSP] Account.

Even though the Company is not responsible for the custody or safeguarding of crypto-assets, the Company is deemed to be in scope of SAB 121.

As of June 30, 2022, the fair value of the crypto-assets held in the customers’ names at the CSP that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the condensed consolidated statements of financial condition, was $72 million ($134 million as of January 1, 2022), which consisted of $46 million of Bitcoin, $25 million of Ethereum and $1 million of other crypto-assets.

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals, and other derivative instruments. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Recently adopted accounting guidance

HIDDEN_ROW
Standard	Summary of guidance	Effect on financial statements
Accounting for the Obligations to Safeguard Crypto-assets (SAB 121) Issued March 2022

•Requires companies that have obligations to safeguard crypto-assets held for their platform users to recognize a liability to reflect such obligation and a corresponding asset in the balance sheet, both measured at the fair value of the crypto-assets.

•Effective date: Effective for interim or annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year.

•The Company adopted SAB 121 as of June 30, 2022, which resulted in the recognition of $72 million on its condensed consolidated statements of financial condition for both the crypto-asset safeguarding liability and the corresponding safeguarding asset.

FASB Standards issued but not adopted as of June 30, 2022

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s equity as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in other income in the condensed consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	23.7%	76.3%	100.0%
Membership interests	99,601,921	319,880,492	419,482,413

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2022 and December 31, 2021, 1,000,000,000 shares of Class A common stock were authorized, of which 99,731,366 and 98,359,572 shares have been issued; and 99,560,859 and 98,204,658 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2022 and December 31, 2021, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2022 and December 31, 2021, the unamortized balance of these deferred tax assets was $193 million and $209 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2022 were $634 million, $539 million and $95 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $243 million through June 30, 2022 under the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through the quarter ended June 30, 2022, the Company issued 270,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On August 1, 2022, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 3,271,390 shares of common stock (with a fair value of $192 million) in exchange for an equivalent number of shares of member interests in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 23.7% to 24.5%. Mr. Thomas Peterffy’s and his affiliates’ interests in Holdings remained at approximately 90.5% after this redemption.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$72	$92	$145	$199
Weighted average shares of common stock outstanding
Class A	98,853,881	91,365,134	98,541,698	91,078,768
Class B	100	100	100	100
	98,853,981	91,365,234	98,541,798	91,078,868
Basic earnings per share	$0.73	$1.01	$1.47	$2.19

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$72	$92	$145	$199
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	98,853,881	91,365,134	98,541,698	91,078,768
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	841,508	833,935	920,069	905,378
Class B	100	100	100	100
	99,695,489	92,199,169	99,461,867	91,984,246
Diluted earnings per share	$0.72	$1.00	$1.46	$2.17

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2022, IBG LLC made distributions totaling $302 million, to its members, of which IBG, Inc.’s proportionate share was $71 million. In March and June 2022, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million and $11 million, respectively.

On July 19, 2022, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2022 to stockholders of record as of September 1, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$48	$97	$111	$187

Earnings per share on comprehensive income
Basic	$0.48	$1.06	$1.12	$2.06
Diluted	$0.47	$1.05	$1.11	$2.04
Weighted average common shares outstanding
Basic	98,853,981	91,365,234	98,541,798	91,078,868
Diluted	99,695,489	92,199,169	99,461,867	91,984,246

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

	Financial Assets at Fair Value as of June 30, 2022

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$7,348	$—	$—	$7,348
Municipal securities	—	15	—	15
Total securities segregated for regulatory purposes	7,348	15	—	7,363

Financial instruments owned, at fair value
Stocks	354	—	—	354
Options	31	—	—	31
U.S. and foreign government securities	156	—	—	156
Precious metals	—	9	—	9
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	541	10	—	551

Other assets
Customer-held fractional shares	112	—	—	112
Crypto-asset safeguarding asset	—	72	—	72
Other investments in equity securities	47	—	—	47
Total other assets	159	72	—	231
Total financial assets at fair value	$8,048	$97	$—	$8,145

	Financial Liabilities at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$159	$—	$—	$159
Options	25	—	—	25
Precious metals	—	7	—	7
Currency forward contracts	—	27	—	27
Total financial instruments sold, but not yet purchased, at fair value	184	34	—	218

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	112	—	—	112
Crypto-asset safeguarding liability	—	72	—	72
Total accounts payable, accrued expenses and other liabilities	112	72	—	184
Total financial liabilities at fair value	$296	$106	$—	$402

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. government securities	$4,729	$—	$—	$4,729
Total securities segregated for regulatory purposes	4,729	—	—	4,729
Financial instruments owned, at fair value
Stocks	548	—	—	548
Options	22	—	—	22
U.S. and foreign government securities	54	—	—	54
Precious metals	—	10	—	10
Currency forward contracts	—	39	—	39
Total financial instruments owned, at fair value	624	49	—	673

Other assets
Customer-held fractional shares	166	—	—	166
Other investments in equity securities	49			49
Total other assets	215	—	—	215
Total financial assets at fair value	$5,568	$49	$—	$5,617

	Financial Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$144	$—	$—	$144
Options	22	—	—	22
Precious metals	—	6	—	6
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	166	16	—	182

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	166	—	—	166
Total accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$332	$16	$—	$348

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

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,881	$2,881	$2,881	$—	$—
Cash - segregated for regulatory purposes	23,536	23,536	23,536	—	—
Securities - segregated for regulatory purposes	23,346	23,346	—	23,346	—
Securities borrowed	3,855	3,855	—	3,855	—
Securities purchased under agreements to resell	6,288	6,288	—	6,288	—
Receivables from customers	42,552	42,552	—	42,552	—
Receivables from brokers, dealers and clearing organizations	1,939	1,939	—	1,939	—
Interest receivable	150	150	—	150	—
Other assets	18	19	—	2	17
Total financial assets, not measured at fair value	$104,565	$104,566	$26,417	$78,132	$17

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	10,696	10,696	—	10,696	—
Payables to customers	90,765	90,765	—	90,765	—
Payables to brokers, dealers and clearing organizations	308	308	—	308	—
Interest payable	36	36	—	36	—
Total financial liabilities, not measured at fair value	$101,822	$101,822	$—	$101,822	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,395	$2,395	$2,395	$—	$—
Cash - segregated for regulatory purposes	22,888	22,888	22,888	—	—
Securities - segregated for regulatory purposes	10,392	10,392	—	10,392	—
Securities borrowed	3,912	3,912	—	3,912	—
Securities purchased under agreements to resell	4,380	4,380	—	4,380	—
Receivables from customers	54,935	54,935	—	54,935	—
Receivables from brokers, dealers and clearing organizations	3,771	3,771	—	3,771	—
Interest receivable	127	127	—	127	—
Other assets	20	20	—	2	18
Total financial assets, not measured at fair value	$102,820	$102,820	$25,283	$77,519	$18

Financial liabilities, not measured at fair value
Short-term borrowings	$27	$27	$—	$27	$—
Securities loaned	11,769	11,769	—	11,769	—
Payables to customers	85,634	85,634	—	85,634	—
Payables to brokers, dealers and clearing organizations	557	557	—	557	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$97,995	$97,995	$—	$97,995	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	June 30, 2022
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,346 [1]	$—		$23,346	$(23,346)	$—
Securities borrowed	3,855	—		3,855	(3,679)	176
Securities purchased under agreements to resell	6,288	—		6,288	(6,288)	—
Financial instruments owned, at fair value
Options	31	—		31	(25)	6
Currency forward contracts	1	—		1	—	1
Total	$33,521	$—		$33,521	$(33,338)	$183

	(in millions)
Offsetting of financial liabilities
Securities loaned	$10,696	$—	$10,696	$(9,806)	$890
Financial instruments sold, but not yet purchased, at fair value
Options	25	—	25	(25)	—
Currency forward contracts	27	—	27	—	27
Total	$10,748	$—	$10,748	$(9,831)	$917

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,392 [1]	$—		$10,392	$(10,392)	$—
Securities borrowed	3,912	—		3,912	(3,642)	270
Securities purchased under agreements to resell	4,380	—		4,380	(4,380)	—
Financial instruments owned, at fair value
Options	22	—		22	(19)	3
Currency forward contracts	39	—		39	—	39
Total	$18,745	$—		$18,745	$(18,433)	$312

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,769	$—	$11,769	$(10,992)	$777
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(19)	3
Currency forward contracts	10	—	10	—	10
Total	$11,801	$—	$11,801	$(11,011)	$790

________________________

(1)As of June 30, 2022 and December 31, 2021, the Company had $23.3 billion and $10.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of June 30, 2022 and December 31, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$10,622	$—	$—	$—	$10,622
Corporate bonds	72	—	—	—	72
Foreign government securities	2	—	—	—	2
Total securities loaned	$10,696	$—	$—	$—	$10,696

	December 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,715	$—	$—	$—	$11,715
Corporate bonds	51	—	—	—	51
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,769	$—	$—	$—	$11,769

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

necessary. As of June 30, 2022 and December 31, 2021, approximately $42.6 billion and $54.9 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2022		December 31, 2021
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$56,803	$6,403	$69,582	$6,192
Securities purchased under agreements to resell transactions [1]	29,639	28,192	14,715	13,956
Customer margin assets	46,145	13,968	65,899	15,936
	$132,587	$48,563	$150,196	$36,084

________________________

(1)As of June 30, 2022, $23.3 billion or 83% (as of December 31, 2021, $10.4 billion or 74%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2022 and December 31, 2021, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2022	2021

	(in millions)

Stocks	$28	$60
U.S. and foreign government securities	156	54
	$184	$114

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

-Market data fees are charged to customers for market data services to which they subscribe that the Company delivers. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the month. Market data fees are collected monthly, generally in advance.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Geographic location [1]
United States	$224	$216	$469	$501
International	141	146	298	329
	$365	$362	$767	$830

Major types of services
Commissions	$322	$307	$671	$719
Market data fees [2]	19	20	39	39
Risk exposure fees [2]	6	7	21	12
Payments for order flow [2]	9	9	19	19
Minimum activity fees [2]	1	9	2	16
Other [2]	8	10	15	25
	$365	$362	$767	$830

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $13 million and $19 million, as of June 30, 2022 and December 31, 2021, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Principal transactions	$(1)	$123	$(24)	$243
Gains (losses) from currency diversification strategy, net	(53)	(9)	(71)	(11)
Other, net	(3)	4	(1)	6
	$(57)	$118	$(96)	$238

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $3 million of plan contributions for both of the six months ended June 30, 2022 and 2021.

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

As a result of the Company’s organizational structure, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	25,643,893		$623
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177		71
December 31, 2021	1,084,773	[1]	84
April 25, 2022	179,704	[2]	12
	29,511,764		$855

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the six months ended June 30, 2022.

(2)On April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $42 million and $34 million for the six months ended June 30, 2022 and 2021, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of June 30, 2022 are $37 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2021[1]	4,783,810
Granted[2]	179,704
Canceled	(137,688)
Distributed	(1,271,794)
Balance, June 30, 2022	3,554,032

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the six months ended June 30, 2022.

(2)On April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2022, a total of 1,225,877 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2022 and 2021 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2022 and 2021, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2022, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2016, and to non-U.S. income tax examinations for tax years prior to 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of June 30, 2022, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.95%. For the six months ended June 30, 2022, right-of-use assets obtained under new operating leases were $19 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	June 30,	December 31,
	2022	2021

	(in millions)

Right-of-use assets[1]	$105	$101
Lease liabilities[1]	$126	$123

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Operating lease cost	$7	$7	$15	$14
Variable lease cost	1	1	2	2
Total lease cost	$8	$8	$17	$16

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

June 30, 2022
(in millions)
2022 (remaining)	$18
2023	28
2024	23
2025	18
2026	16
2027	12
Thereafter	28
Total undiscounted operating lease payments	143
Less: imputed interest	(17)
Present value of operating lease liabilities	$126

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2022 and 2021, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment and post-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The defendants opposed each of these motions. On December 21, 2021, Trading Technologies filed a motion seeking to substitute Harris Brumfield (through a trust controlled by Brumfield) as the plaintiff. The Defendants did not oppose the substitution. On January 11, 2022, the District Court granted in part and denied in part Trading Technologies’ motion seeking pre-judgment and post-judgment interest, denying the amount Trading Technologies was seeking, but awarding Trading Technologies pre-judgment interest in the amount of $2.1 million and post-judgment interest in an amount to be calculated pursuant to the Court’s orders. On February 22, 2022, the District Court denied in its entirety Trading Technologies’ motion seeking a new trial on damages and willfulness. On March 24, 2022, Harris Brumfield filed a notice of appeal of the District Court’s judgment, certain other orders of the Court, and generally any and all other orders, rulings, findings, and/or conclusions adverse to Trading Technologies. On April 7, 2022, the Defendants filed a notice of cross-appeal. Under the current schedule, Brumfield’s Opening Brief is due on August 12, 2022, and IB’s Opposition Brief is due on October 21, 2022. On March 31, 2022, the District Court granted Trading Technologies’ bill of costs in the amount of $490,232, which was less than the amount Trading Technologies sought. The Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired, and are considering their options,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

including appropriate forums, for proving the ultimate invalidity of such patents.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 11, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. The plaintiff served a motion for class certification on March 18, 2022. The motion is now fully briefed. The Court has not yet set a date for oral argument. On March 25, 2022, the plaintiff also filed a motion for leave to amend his complaint, which was granted on July 5, 2022. The plaintiff filed his third amended complaint on July 14, 2022. The Company’s answer was filed on July 28, 2022. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

14.  Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 150 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 33 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Net revenues
United States	$437	$565	$871	$1,216
International	219	189	430	431
Total net revenues	$656	$754	$1,301	$1,647
Income before income taxes
United States	$298	$473	$609	$1,029
International	94	68	177	151
Total income before income taxes	$392	$541	$786	$1,180

15.  Regulatory Requirements

As of June 30, 2022, aggregate excess regulatory capital for all operating subsidiaries was $7.7 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2022.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$5,796	$773	$5,023
IBKRFS	552	12	540
IBHK	931	217	714
Other regulated operating subsidiaries	1,666	274	1,392
	$8,945	$1,276	$7,669

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2022, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021 were accounts receivable from directors, officers and their affiliates of $33 million and $28 million, respectively, and payables of $1,295 million and $1,197 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17. Senior Notes Payable

IBG LLC from time to time may offer senior notes in private placements to certain qualified customers of IB LLC at an issue price of $1 thousand per note. The senior notes will mature no later than the thirtieth day following the issuance date. IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued interest. The senior notes will pay a fixed rate of interest during their tenure. The interest rate is calculated by adding the benchmark rate to a rate (spread) that IBG LLC will announce from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. During the six months ended June 30, 2022 the Company did not issue any senior notes. Interest expense on the senior notes for the six months ended June 30, 2021 was $1 million.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 23.7% of the membership interests of IBG LLC. The remaining approximately 76.3% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	23.7%	76.3%	100.0%
Membership interests	99,601,921	319,880,492	419,482,413

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange traded funds (“ETFs”), registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 34 countries and 27 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider which executes, clears and custodies the cryptocurrencies.

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

Our customer base is diverse with respect to geography and segments. Currently, approximately 79% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 59% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

The quarter ended June 30, 2022 (“current quarter”) saw world equities markets generally lower, as compared to the prior year quarter and the sequential quarter, with declines in the U.S., Europe and Asia. Despite this down market backdrop, there continues to be worldwide interest in the financial markets. Growing numbers of individuals, especially those newly attracted to investing, turned to the markets with increased awareness, due to the interconnectedness of investors to each other and to the markets, as they sought to earn higher yields on their assets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. According to industry data, average daily volume in U.S. exchange-listed equity-based options increased 8%, and in U.S. futures 25%, over the prior year. U.S. listed cash equities volume rose 19%.

Various market cross-currents led to mixed results across our major product types: customer options, futures and foreign exchange volumes were up 11%, 46% and 14%, respectively, while stock volumes declined 53% compared to the prior-year quarter. High volatility in commodity futures, particularly in energy and agriculture, led to volume increases, while options volumes were impacted positively by increasing numbers of investors looking to take on a specific and limited risk-reward profile, at low cost, in order to invest. For stocks, while trading volumes were significantly higher than pre-pandemic levels, they are below the unusually high levels of stock trading seen in early 2021, a period dominated by trading in “meme” stocks and low-priced stocks generally. Trading was active as investors continued to capitalize on the opportunities to participate in the markets, seeking higher yields on their investments in the low interest rate environments that existed globally for most of the current quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Volatility has risen steadily over the past four quarters as inflationary pressures, the potential for higher interest rates and geopolitical uncertainty have impacted markets worldwide. U.S. market volatility, as measured by the Chicago Board Options Exchange Volatility Index (“VIX®”), rose from an average of 18.0 in the prior-year quarter to 27.4 in the current quarter.

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

Interest Rates. The U.S. Federal Reserve increased the target federal funds range this quarter to 1.50%-1.75% in June 2022, raising rates in a series of increases from the zero to 0.25% range that had been targeted from March 2020 to March 2022. While the U.S. Treasury short-term yield curve steepened further in the current quarter, rates in other countries remained low, and in some cases negative.

While U.S. rates have risen, these historically low benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. The environment of uncertainty over future Federal Reserve policy led us to maintain a short duration investment profile, though further rate increases would present more opportunities for interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so low interest rates limit the interest we receive on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important factor that attracts customers to our platform.

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

Net interest income on customer cash and margin loan balances increased compared to the prior-year quarter as the average federal funds effective rate increased to 0.77% in the current quarter from 0.07% in the prior-year quarter. The interest we pay on customer cash balances and earn on customer margin loans and investment of customer segregated funds results in spreads that are compressed at low benchmark rates. Rising benchmark interest rates counteract this spread compression and lead to higher net interest income.

Higher interest rates contributed to a 54% rise in margin loan interest over the prior-year quarter, despite only slightly higher average balances. Further, a steady inflow of new accounts drove average customer credit balances up 16% from the prior-year quarter. Securities lending interest income declined in the current quarter as opportunities to lend securities in particularly high demand decreased. Together, these factors led to an increase in overall net interest income of 27% versus the prior-year quarter, and our net interest margin rose from 1.15% to 1.27%.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 1.46% compared to its value at March 31, 2022, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Overall, several factors – active securities markets, engaged investors and a search for higher yields in low rate environments, now combined with inflation, a forecasted series of rate increases and geopolitical uncertainty – have led to higher volatility and to investor usage of options and futures to manage risk. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

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

Diluted earnings per share were $0.72 for the current quarter, compared to diluted earnings per share of $1.00 for the prior-year quarter. Adjusted diluted earnings per share were $0.84 for the current quarter and $0.82 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $656 million and income before income taxes was $392 million, compared to net revenues of $754 million and income before income taxes of $541 million in the prior-year quarter. Adjusted net revenues were $717 million and adjusted income before income taxes was $453 million, compared to adjusted net revenues of $650 million and adjusted income before income taxes of $437 million in the prior-year quarter.

Diluted earnings per share were $1.46 for the six months ended June 30, 2022 (“current six-month period”), compared to diluted earnings per share of $2.17 for the six months ended June 30, 2021 (“prior year six-month period”). Adjusted diluted earnings per share were $1.66 for the current six-month period and $1.80 for the prior year six-month period.

For the current six-month period, our net revenues were $1,301 million and income before income taxes was $786 million, compared to net revenues of $1,647million and income before income taxes of $1,180 million in the prior year six-month period. Adjusted net revenues were $1,409 million and adjusted income before income taxes was $894 million, compared to adjusted net revenues of $1,446 million and adjusted income before income taxes of $979 million in the prior year six-month period.

Financial highlights for the current quarter:

•Commission revenue increased 5% to $322 million on higher customer options and futures trading volume tempered by lower stock volume.

•Net interest income increased 27% to $348 million on higher benchmark interest rates and customer balances, partially offset by a decline in securities lending activity.

•Other income decreased $175 million to a loss of $57 million. This decrease was mainly comprised of the non-recurrence of a $113 million gain related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), $44 million related to our currency diversification strategy, and $7 million related to our U.S. government securities portfolio.

•Pretax profit margin was 60% for the current quarter, down from 72% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 63%, down from 67% in the prior-year quarter.

•Total equity as of June 30, 2022 was $10.6 billion.

In connection with our currency diversification strategy, as of June 30, 2022 approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $158 million (compared to an increase of $12 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 1.46%, compared to its value as of March 31, 2022. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $53 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $105 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•Consolidation among market centers could adversely affect the value of our IB SmartRoutingSM software.

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

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated recently, and changes in Chinese governmental oversight of Hong Kong and in the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets. We continue to monitor the war and assess any potential impact to our business, including effects relating to currency control restrictions imposed by the Central Bank of Russia and restrictions by the Moscow Stock Exchange regarding the sale of assets by non-Russian residents.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2019	302,289		26,346		17,136		345,771		1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905

2Q2021	196,659		16,130		7,975		220,764		3,504
2Q2022	186,791	(5%)	18,274	13%	8,327	4%	213,392	(3%)	3,442

1Q2022	212,818		20,671		9,225		242,714		3,915
2Q2022	186,791	(12%)	18,274	(12%)	8,327	(10%)	213,392	(12%)	3,442

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	390,739		128,770		176,752,967
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%

2Q2021	196,715		35,061		172,099,915
2Q2022	217,642	11%	51,562	47%	81,137,875	(53%)

1Q2022	245,343		53,570		97,406,991
2Q2022	217,642	(11%)	51,562	(4%)	81,137,875	(17%)

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	349,287		126,363		167,826,490
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%

2Q2021	189,073		34,635		171,417,373
2Q2022	209,124	11%	50,707	46%	80,079,410	(53%)

1Q2022	234,790		52,728		95,990,985
2Q2022	209,124	(11%)	50,707	(4%)	80,079,410	(17%)

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	302,068		125,225		163,030,500
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%

2Q2021	170,902		34,355		168,601,027
2Q2022	188,617	10%	50,313	46%	77,283,249	(54%)

1Q2022	212,628		52,264		92,860,481
2Q2022	188,617	(11%)	50,313	(4%)	77,283,249	(17%)

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	41,452		2,407		8,926,477
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)

2Q2021	7,642		426		682,542
2Q2022	8,518	11%	855	101%	1,058,465	55%

1Q2022	10,553		842		1,416,006
2Q2022	8,518	(19%)	855	2%	1,058,465	(25%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2022	2Q2021	% Change
Total Accounts (in thousands)	1,923	1,414	36%
Customer Equity (in billions) (1)	$294.8	$363.5	(19%)

Cleared DARTs (in thousands) (2)	1,927	2,082	(7%)
Total Customer DARTs (in thousands) (2)	2,173	2,304	(6%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.74	$2.38	15%
Cleared Avg. DARTs per Account (Annualized)	259	382	(32%)

Consecutive Quarters	2Q2022	1Q2022	% Change
Total Accounts (in thousands)	1,923	1,809	6%
Customer Equity (in billions) (1)	$294.8	$355.9	(17%)

Cleared DARTs (in thousands) (2)	1,927	2,234	(14%)
Total Customer DARTs (in thousands) (2)	2,173	2,522	(14%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.74	$2.57	7%
Cleared Avg. DARTs per Account (Annualized)	259	321	(19%)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except share and per share amounts)

Revenues
Commissions	$322	$307	$671	$719
Other fees and services	43	55	96	111
Other income (loss)	(57)	118	(96)	238
Total non-interest income	308	480	671	1,068

Interest income	460	307	792	697
Interest expense	(112)	(33)	(162)	(118)
Total net interest income	348	274	630	579
Total net revenues	656	754	1,301	1,647

Non-interest expenses
Execution, clearing and distribution fees	77	54	148	122
Employee compensation and benefits	112	96	223	193
Occupancy, depreciation and amortization	23	19	45	39
Communications	9	8	17	16
General and administrative	42	35	80	94
Customer bad debt	1	1	2	3
Total non-interest expenses	264	213	515	467
Income before income taxes	392	541	786	1,180
Income tax expense	32	35	60	88
Net income	360	506	726	1,092
Less net income attributable to noncontrolling interests	288	414	581	893
Net income available for common stockholders	$72	$92	$145	$199

Earnings per share
Basic	$0.73	$1.01	$1.47	$2.19
Diluted	$0.72	$1.00	$1.46	$2.17

Weighted average common shares outstanding
Basic	98,853,981	91,365,234	98,541,798	91,078,868
Diluted	99,695,489	92,199,169	99,461,867	91,984,246

Comprehensive income
Net income available for common stockholders	$72	$92	$145	$199
Other comprehensive income
Cumulative translation adjustment, before income taxes	(24)	5	(34)	(12)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(24)	5	(34)	(12)
Comprehensive income available for common stockholders	$48	$97	$111	$187

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$288	$414	$581	$893
Other comprehensive income - cumulative translation adjustment	(81)	16	(112)	(43)
Comprehensive income attributable to noncontrolling interests	$207	$430	$469	$850

Three Months Ended June 30, 2022 (“current quarter”) compared to the Three Months Ended June 30, 2021 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, decreased $98 million, or 13%, compared to the prior-year quarter, to $656 million. The decrease in net revenues was due to lower other income and other fees and services; partially offset by higher net interest income and commissions.

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

Commissions, for the current quarter, increased $15 million, or 5%, compared to the prior-year quarter, to $322 million, driven by higher customer volumes in options and futures, partially offset by lower customer trading volumes in stocks. Total customer options and futures contracts volumes increased 11% and 46%, respectively, while stock share volume decreased 53% from the prior-year quarter, largely attributable to pink sheet and other low-priced stocks. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 6% to 2.2 million, compared to 2.3 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, decreased 7% to 1.9 million, compared to 2.1 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, increased 15% to $2.74, compared to $2.38 for the prior-year quarter, as our customers’ trading volume mix included higher per order commissions from stocks and options.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $12 million, or 22%, compared to the prior-year quarter, to $43 million, driven by an $8 million decrease in minimum activity fees, which were discontinued for most account types effective July 1, 2021, a $4 million decrease in IPO-related fee income, and a $1 million decrease in both market data and exposure fees; partially offset by a $2 million increase in FDIC sweep fees.

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

Other income, for the current quarter, decreased $175 million, compared to the prior-year quarter, to a loss of $57 million. This decrease was mainly comprised of the non-recurrence of a $113 million gain related to our strategic investment in Tiger Brokers in the prior-year quarter; $44 million related to our currency diversification strategy; and a $7 million mark-to-market loss on our U.S. government securities portfolio in the current quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $74 million, or 27%, compared to the prior-year quarter, to $348 million. The increase in net interest income was driven by higher benchmark interest rates and customer cash balances, partially offset by a decline in securities lending activity.

Net interest income on customer balances, for the current quarter, increased $79 million, compared to the prior-year quarter, driven by an increase in the average federal funds effective rate to 0.77% from 0.07% in the prior-year quarter and a $12.4 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed increased 33%, to $3.8 billion and average securities loaned decreased 4%, to $10.6 billion from the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $20 million, or 14%, compared to the active prior-year quarter. While securities lending opportunities maintained a strong pace during the current quarter, despite fewer opportunities than the prior-year quarter, as benchmark interest rates rise a greater portion of the interest generated by lending securities is reflected as interest income on segregated cash, because cash collateral received is invested in segregated funds. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a meaningful portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

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

	Three Months Ended June 30,
	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$50,508	$39,671
Customer margin loans	44,764	44,234
Securities borrowed	3,775	2,833
Other interest-earning assets	9,482	7,411
FDIC sweeps [1]	2,176	2,749
	$110,705	$96,898

Average interest-bearing liabilities
Customer credit balances	$90,048	$77,676
Securities loaned	10,599	11,068
Other interest-bearing liabilities	1	296
	$100,648	$89,040

Net Interest income
Segregated cash and securities, net	$53	$(2)
Customer margin loans [2]	197	128
Securities borrowed and loaned, net	116	136
Customer credit balances, net [2]	(37)	8
Other net interest income [1,3]	22	7
Net interest income [3]	$351	$277

Net interest margin ("NIM")	1.27%	1.15%

Annualized Yields
Segregated cash and securities	0.42%	-0.02%
Customer margin loans	1.77%	1.16%
Customer credit balances	0.17%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2022 and 2021, $3 million and $4 million were reported in other fees and services, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $51 million, or 24%, compared to the prior-year quarter, to $264 million, mainly due to a $23 million increase in execution, clearing and distribution fees; a $16 million increase in employee compensation and benefits; a $7 million increase in general and administrative expenses; and a $4 million increase in occupancy, depreciation and amortization expenses. As a percentage of total net revenues, non-interest expenses were 40% for the current quarter and 28% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $23 million, or 43%, compared to the prior-year quarter, to $77 million, mainly driven by a $17 million increase in exchange fees on higher customer trading volumes in options and futures, which carry higher fees, and lower liquidity rebates, which are primarily a factor of the order types we receive from customers; and a $7 million increase in regulatory transaction fees on higher fee rates; partially offset by a $2 million decrease in clearing and depository fees on lower fee rates.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $16 million, or 17%, compared to the prior-year quarter, to $112 million, associated with an 18% increase in the average number of employees to 2,732 for the current quarter, compared to 2,314 for the prior-year quarter. We continued to add staff worldwide in customer service, compliance and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current quarter and 13% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 16% for the current quarter and 15% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $4 million, or 21%, compared to the prior-year quarter, to $23 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 4% for the current quarter and 3% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $1 million, or 13%, compared to the prior-year quarter, to $9 million.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $7 million, or 20%, compared to the prior-year quarter, to $42 million, primarily due to higher advertising, legal and other administrative expenses versus the prior-year quarter. As a percentage of total net revenues, general and administrative expenses were 6% for the current quarter and 5% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, was unchanged from the prior-year quarter at $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, decreased $3 million, or 9%, compared to the prior-year quarter, to $32 million, primarily due to lower U.S. income tax expense driven by lower income before income taxes, partially offset by higher income tax expense attributable to our foreign operating subsidiaries.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$392	$541
IBG, Inc. stand-alone income before income taxes	(2)	1
Operating subsidiaries income before income taxes	$394	$540

Operating subsidiaries
Income before income taxes	$394	$540
Income tax expense	16	12
Net income available to members	$378	$528

IBG, Inc.
Average ownership percentage in IBG LLC	23.6%	21.9%
Net income available to IBG, Inc. from operating subsidiaries	$90	$114
IBG, Inc. stand-alone income before income taxes	(2)	1
Income before income taxes	88	115
Income tax expense	16	23
Net income available to common stockholders	$72	$92

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$16	$12
Income tax expense attributable to IBG, Inc.	16	23
Consolidated income tax expense	$32	$35

Operating Results

Income before income taxes, for the current quarter decreased $149 million, or 28%, to $392 million, compared to the prior-year quarter. Pretax profit margin was 60% for the current quarter and 72% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $717 million, up 10%; adjusted income before income taxes was $453 million, up 4%; and adjusted pre-tax profit margin was 63% for the current quarter and 67% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2022 (“current six-month period”) compared to the Six Months Ended June 30, 2021 (“prior-year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, decreased $346 million, or 21%, compared to the prior-year six-month period, to $1,301 million. The decrease in net revenues was due to lower other income, commissions, and other fees and services, partially offset by higher net interest income.

Commissions

Commissions, for the current six-month period, decreased $48 million, or 7%, compared to the prior-year six-month period, to $671 million, driven by lower customer trading volumes in stocks, partially offset by higher customer volume in options and futures. Total customer options and futures contracts volumes increased 8% and 38%, respectively, while stock share volume decreased 63% from unusually high trading volume, primarily in “meme” stocks and low-priced stocks generally, in the prior-year six-month period. Total DARTs for cleared and execution-only customers, for the current six-month period, decreased 16% to 2.3 million, compared to 2.8 million for the prior-year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six-month period, decreased 17% to 2.1 million, compared to 2.5 million for the prior-year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, increased 13% to $2.64, compared to $2.34 for the prior-year six-month period, as our customers’ trading volume mix included proportionately more futures contracts, which carry higher exchange and clearing house fees that are passed through to our customers.

Other Fees and Services

Other fees and services, for the current six-month period, decreased $15 million, or 14%, compared to the prior-year six-month period, to $96 million, driven by a $14 million decrease in minimum activity fees, which were discontinued for most account types effective July 1, 2021, and a $12 million decrease in IPO-related fee income; partially offset by a $9 million increase in exposure fees as some customers increased leverage during the current six-month period.

Other Income

Other income, for the current six-month period, decreased $334 million, compared to the prior-year six-month period, to a loss of $96 million. This decrease was mainly comprised of the non-recurrence of a $212 million gain related to our strategic investment in Tiger Brokers in the prior-year six-month period; $60 million related to our currency diversification strategy; and a $36 million mark-to-market loss on our U.S. government securities portfolio in the current six-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $51 million, or 9%, compared to the prior-year six-month period, to $630 million. The increase in net interest income was driven by higher benchmark interest rates and customer cash balances, partially offset by a decline in securities lending activity.

Net interest income on customer balances, for the current six-month period, increased $116 million, compared to the prior-year six-month period, driven by an increase in the average federal funds effective rate to 0.44% from 0.07% in the prior-year six-month period, a $9.4 billion increase in average customer credit balances, and a $3.9 billion increase in average customer margin loans. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current six-month period.

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

In the current six-month period, average securities borrowed decreased 9%, to $3.6 billion and average securities loaned decreased 2%, to $10.8 billion from the prior-year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current six-month period, net interest earned from securities lending transactions decreased $85 million, or 27%, compared to the prior-year six-month period, as there were fewer hard-to-borrow securities that investors sold short in the current six-month period. While securities lending opportunities maintained a strong pace during the current six-month period, despite fewer opportunities than the prior-year six-month period, as benchmark interest rates rise, a greater portion of the interest generated by lending securities is reflected as interest income on segregated cash, because since cash collateral received is invested in segregated funds. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a meaningful portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies fluctuate.

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

	Six Months Ended June 30,
	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$46,898	$43,199
Customer margin loans	45,953	42,099
Securities borrowed	3,621	3,971
Other interest-earning assets	8,847	6,414
FDIC sweeps [1]	2,198	2,783
	$107,517	$98,466

Average interest-bearing liabilities
Customer credit balances	$87,222	$77,782
Securities loaned	10,844	11,093
Other interest-bearing liabilities	7	217
	$98,073	$89,092

Net Interest income
Segregated cash and securities, net	$60	$0
Customer margin loans [2]	346	245
Securities borrowed and loaned, net	226	311
Customer credit balances, net [2]	(28)	17
Other net interest income [1,3]	30	16
Net interest income [3]	$634	$589

Net interest margin ("NIM")	1.19%	1.21%

Annualized Yields
Segregated cash and securities	0.26%	0.00%
Customer margin loans	1.52%	1.17%
Customer credit balances	0.06%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2022 and 2021, $4 million and $12 million were reported in other fees and services, respectively, and $0 million and -$1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $48 million, or 10%, compared to the prior-year six-month period, to $515 million, mainly due to a $30 million increase in employee compensation and benefits; a $26 million increase in execution, clearing and distribution fees; and a $6 million increase in occupancy, depreciation and amortization expenses; partially offset by a $14 million decrease in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 40% for the current six-month period and 28% for the prior-year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, increased $26 million, or 21%, compared to the prior-year six-month period, to $148 million, mainly driven by a $38 million increase in exchanges fees on higher customer trading volumes in options and futures, which carry higher fees, and lower liquidity rebates, which are primarily a factor of the order types we receive from customers; partially offset by an $4 million decrease in regulatory transaction fees on lower customer trading volumes in stocks and lower fee rates; and a $4 million decrease in clearing and depository fees on lower fee rates.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $30 million, or 16%, compared to the prior-year six-month period, to $223 million, associated with a 21% increase in the average number of employees to 2,678 for the current six-month period, compared to 2,220 for the prior-year six-month period. We continued to add staff worldwide in customer service, compliance and software development. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 17% for the current six-month period and 12% for the prior-year six-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 16% for the current six-month period and 13% for the prior-year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $6 million, or 15%, compared to the prior-year six-month period, to $45 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current six-month period and 2% for the prior-year six-month period.

Communications

Communications expenses, for the current six-month period, increased $1 million, or 6%, compared to the prior-year six-month period, to $17 million.

General and Administrative

General and administrative expenses, for the current six-month period, decreased $14 million, or 15%, compared to the prior-year six-month period, to $80 million, primarily due to the non-recurrence of $19 million in costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe incurred in the prior-year six-month period; partially offset by a $3 million increase advertising expenses versus the prior-year six-month period. As a percentage of total net revenues, general and administrative expenses were 6% for both the current six-month period and the prior-year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, decreased $1 million, compared to the prior-year six-month period, to $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current six-month period, decreased $28 million, or 32%, compared to the prior-year six-month period, to $60 million, primarily due to (1) lower U.S. income tax expense driven by lower income before income taxes; and (2) lower income tax expense attributable to our foreign operating subsidiaries, driven by lower income before income taxes and the non-recurrence of a $6 million expense in the prior-year six-month period related to the consolidation of European operations in the aftermath of Brexit.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$786	$1,180
IBG, Inc. stand-alone income before income taxes	(2)	1
Operating subsidiaries income before income taxes	$788	$1,179

Operating subsidiaries
Income before income taxes	$788	$1,179
Income tax expense	27	38
Net income available to members	$761	$1,141

IBG, Inc.
Average ownership percentage in IBG LLC	23.6%	21.9%
Net income available to IBG, Inc. from operating subsidiaries	$180	$248
IBG, Inc. stand-alone income before income taxes	(2)	1
Income before income taxes	178	249
Income tax expense	33	50
Net income available to common stockholders	$145	$199

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$27	$38
Income tax expense attributable to IBG, Inc.	33	50
Consolidated income tax expense	$60	$88

Operating Results

Income before income taxes, for the current six-month period decreased $394 million, or 33%, to $786 million, compared to the prior-year six-month period. Pretax profit margin was 60% for the current six-month period and 72% for the prior-year six-month period.

Comparing our operating results for the current six-month period to the prior-year six-month period, using non-GAAP financial measures described below, adjusted net revenues were $1,409 million, down 3%; adjusted income before income taxes was $894 million, down 9%; and adjusted pre-tax profit margin was 63% for the current six-month period and 68% for the prior-year six-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders and adjusted diluted EPS are non-GAAP financial measures as defined by SEC Regulation G.

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

•We define adjusted diluted EPS as adjusted net income available for common stockholders divided by the diluted weighted average number of shares outstanding for the period.

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government and municipal securities portfolio, which are typically held to maturity, and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans.

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

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Adjusted net revenues
Net revenues – GAAP	$656	$754	$1,301	$1,647
Non-GAAP adjustments
Currency diversification strategy, net	53	9	71	11
Mark-to-market on investments	8	(113)	37	(212)
Total non-GAAP adjustments	61	(104)	108	(201)
Adjusted net revenues	$717	$650	$1,409	$1,446

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Adjusted income before income taxes
Income before income taxes – GAAP	$392	$541	$786	$1,180
Non-GAAP adjustments
Currency diversification strategy, net	53	9	71	11
Mark-to-market on investments	8	(113)	37	(212)
Total non-GAAP adjustments	61	(104)	108	(201)
Adjusted income before income taxes	$453	$437	$894	$979

Adjusted pre-tax profit margin	63%	67%	63%	68%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)

Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$72	$92	$145	$199
Non-GAAP adjustments
Currency diversification strategy, net	13	2	17	2
Mark-to-market on investments	2	(25)	9	(46)
Income tax effect of above adjustments[1]	(3)	6	(5)	10
Total non-GAAP adjustments	12	(17)	20	(34)
Adjusted net income available for common stockholders	$84	$75	$165	$165

Note: Amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in dollars, except share amounts)

Adjusted diluted EPS
Diluted EPS - GAAP	$0.72	$1.00	$1.46	$2.17
Non-GAAP adjustments
Currency diversification strategy, net	0.13	0.02	0.17	0.03
Mark-to-market on investments	0.02	(0.27)	0.09	(0.50)
Income tax effect of above adjustments[1]	(0.03)	0.06	(0.05)	0.11
Total non-GAAP adjustments	0.12	(0.19)	0.20	(0.37)
Adjusted diluted EPS	$0.84	$0.82	$1.66	$1.80

Diluted weighted average common shares outstanding	99,695,489	92,199,169	99,461,867	91,984,246

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of June 30, 2022, total assets were $113.3billion of which approximately $112.5 billion, or 99.3%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, market risk committee and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries, and we believe this financial strength provides our customers with a source of confidence.

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

As of June 30, 2022, liability balances in connection with short-term borrowings and securities loaned were lower than the average monthly balance during the current quarter, and payable to customers were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2022 were $1,343 million ($1,058 million as of December 31, 2021). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2022, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 7% to $10.6 billion as of June 30, 2022, from $9.9 billion as of June 30, 2021. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Six Months Ended June 30,
	2022	2021

	(in millions)
Net cash provided by operating activities	$1,584	$5,058
Net cash used in investing activities	(26)	(38)
Net cash used in financing activities	(278)	157
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(146)	(55)
Increase in cash, cash equivalents, and restricted cash	$1,134	$5,122

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

Six months Ended June 30, 2022: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,134 million to $26.4 billion for the six months ended June 30, 2022. We raised $1,584 million in net cash from operating activities mainly driven by customer margin loans which decreased $12.4 billion and customer credit balances which increased by $5.1 billion; partially offset by investments in securities segregated for regulatory purposes which increased $15.6 billion. We used net cash of $304 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, payments made under the Tax Receivable Agreement, and repayment of short-term borrowings. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Six months Ended June 30, 2021: For a discussion of changes in cash flows for the six months ended June 30, 2021 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021.

Senior Notes

IBG LLC’s senior notes program offers senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time-to-time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest. During the six months ended June 30, 2022, the Company did not issue any senior notes.

Regulatory Capital Requirements

As of June 30, 2022, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $32 million and $38 million for the six months ended June 30, 2022 and 2021, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the three most recent years, inflation has not had a material impact on our results of operations, though it may be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

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

As of June 30, 2022, there were no definitive agreements with respect to any material acquisition.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our foreign subsidiaries, our income and equity are exposed to fluctuations in foreign exchange rates. For example, some of our European and Asian operations are conducted by our Swiss subsidiary, IBKRFS. IBKRFS is regulated by the Swiss Financial Market Supervisory Authority as a securities dealer and its financial statements are presented in Swiss francs. Accordingly, IBKRFS is exposed to certain foreign exchange risks as described below:

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

•IBKRFS’ financial statements are presented in Swiss francs (i.e., its functional currency) as noted above. At the end of each accounting period, IBKRFS’ equity is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statements of financial condition and condensed consolidated statements of comprehensive income. OCI is also produced by our other non-U.S. subsidiaries.

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

Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost. Currency spot positions entered into as part of our currency diversification strategy are held by the parent holding company, IBG LLC. In connection with the development of our currency diversification strategy, we determined to base our equity in GLOBALs, a basket of currencies.

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 2.63%, as of June 30, 2022 compared to June 30, 2021. As of June 30, 2022, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2021				As of 6/30/2022
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	73.9%	$7,339	1.0000	0.720	75.9%	$8,050	2.0%
EUR	0.09	1.1857	0.107	11.0%	1,088	1.0483	0.094	9.9%	1,055	-1.0%
JPY	3.91	0.0090	0.035	3.6%	359	0.0074	0.029	3.0%	322	-0.6%
GBP	0.02	1.3833	0.028	2.8%	282	1.2179	0.024	2.6%	272	-0.3%
CHF	0.02	1.0811	0.022	2.2%	220	1.0472	0.021	2.2%	234	0.0%
CNH	0.13	0.1546	0.020	2.1%	205	0.1494	0.019	2.0%	217	0.0%
INR	1.10	0.0134	0.015	1.5%	151	0.0127	0.014	1.5%	156	0.0%
CAD	0.02	0.8066	0.012	1.2%	123	0.7768	0.012	1.2%	130	0.0%
AUD	0.02	0.7499	0.011	1.2%	115	0.6904	0.010	1.1%	116	-0.1%
HKD	0.04	0.1288	0.005	0.5%	46	0.1275	0.004	0.5%	50	0.0%
			0.974	100.0%	$9,928		0.948	100.0%	$10,602	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2022.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars and most foreign currencies. At negative or near-zero benchmark rates, our interest sensitivity to rate increases is limited to the extent that a higher benchmark rate plus a spread may still be below the minimum charge.

Based on customer balances and investments outstanding as of June 30, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $57 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of June 30, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $59 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2022, we had $42.6 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 25, 2022 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the stock repurchase activity for the Company’s second quarter is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	384,348	$52.62	N/A	N/A

________________________

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2022 vesting of the amended 2007 Stock Incentive Plan. The Company facilitated the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding this plan.

The Plan provides employees with two options to pay for their withholding tax obligations, which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. During the three months ended June 30, 2022, the Company sold 384,348 shares of its Class A common stock (with a fair value of $23 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage subsidiaries and enhance customer loyalty. During the three months ended June 30, 2022, the Company issued 50,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 8, 2022