Form 10-Q
period 2022-09-30
Interactive Brokers Group, Inc.
filed 2022-11-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

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

As of November 3, 2022, there were 102,872,100 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$3,184	$2,395
Cash - segregated for regulatory purposes	25,432	22,888
Securities - segregated for regulatory purposes	31,301	15,121
Securities borrowed	3,908	3,912
Securities purchased under agreements to resell	4,860	4,380
Financial instruments owned, at fair value
Financial instruments owned	1,036	559
Financial instruments owned and pledged as collateral	57	114
Total financial instruments owned, at fair value	1,093	673
Receivables
Customers, less allowance for credit losses of $10 and $8 as of September 30, 2022 and December 31, 2021	40,424	54,935
Brokers, dealers, and clearing organizations	3,321	3,771
Interest	224	127
Total receivables	43,969	58,833
Other assets	936	911
Total assets	$114,683	$109,113
Liabilities and equity
Short-term borrowings	$35	$27
Securities loaned	9,490	11,769
Financial instruments sold, but not yet purchased, at fair value	411	182
Payables
Customers	92,594	85,634
Brokers, dealers, and clearing organizations	380	557
Affiliate	220	222
Accounts payable, accrued expenses and other liabilities	554	492
Interest	99	8
Total payables	93,847	86,913
Total liabilities	103,783	98,891
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized – 1,000,000,000, Issued – 103,003,052 and 98,359,572 shares, Outstanding – 102,865,696 and 98,204,658 shares as of September 30, 2022 and December 31, 2021	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,572	1,442
Retained earnings	1,168	953
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of September 30, 2022 and December 31, 2021	(60)	4
Treasury stock, at cost, 137,356 and 154,914 shares as of September 30, 2022 and December 31, 2021	(4)	(5)
Total stockholders’ equity	2,677	2,395
Noncontrolling interests	8,223	7,827
Total equity	10,900	10,222
Total liabilities and equity	$114,683	$109,113

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2022	2021	2022	2021
Revenues
Commissions	$320	$311	$991	$1,030
Other fees and services	45	49	141	160
Other income (loss)	(48)	(170)	(144)	68
Total non-interest income	317	190	988	1,258

Interest income	783	325	1,575	1,022
Interest expense	(310)	(51)	(472)	(169)
Total net interest income	473	274	1,103	853
Total net revenues	790	464	2,091	2,111

Non-interest expenses
Execution, clearing and distribution fees	86	61	234	183
Employee compensation and benefits	112	98	335	291
Occupancy, depreciation and amortization	23	19	68	58
Communications	8	8	25	24
General and administrative	37	44	117	138
Customer bad debt	1	—	3	3
Total non-interest expenses	267	230	782	697
Income before income taxes	523	234	1,309	1,414
Income tax expense	40	28	100	116
Net income	483	206	1,209	1,298
Less net income attributable to noncontrolling interests	384	164	965	1,057
Net income available for common stockholders	$99	$42	$244	$241

Earnings per share
Basic	$0.98	$0.44	$2.45	$2.60
Diluted	$0.97	$0.43	$2.43	$2.58
Weighted average common shares outstanding
Basic	101,818,667	96,229,958	99,646,091	92,814,767
Diluted	102,555,482	96,989,968	100,505,075	93,671,689

Comprehensive income
Net income available for common stockholders	$99	$42	$244	$241
Other comprehensive income
Cumulative translation adjustment, before income taxes	(30)	(9)	(64)	(21)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(30)	(9)	(64)	(21)
Comprehensive income available for common stockholders	$69	$33	$180	$220

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$384	$164	$965	$1,057
Other comprehensive income - cumulative translation adjustment	(93)	(31)	(205)	(74)
Comprehensive income attributable to noncontrolling interests	$291	$133	$760	$983

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$1,209	$1,298
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	8	18
Depreciation and amortization	43	37
Amortization of right-of-use assets	19	17
Employee stock plan compensation	64	51
Unrealized (gain) loss on other investments, net	13	(45)
Gain on remeasurement of Tax Receivable Agreement liability	—	(1)
Bad debt expense	3	3
Impairment loss	1	—
Shares distributed to customers under IBKR Promotions	7	6
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(16,180)	13,421
Securities borrowed	4	1,145
Securities purchased under agreements to resell	(480)	(5,316)
Financial instruments owned, at fair value	(423)	(20)
Receivables from customers	14,508	(11,173)
Other receivables	353	(2,793)
Other assets	61	(19)
Securities loaned	(2,279)	697
Financial instruments sold, but not yet purchased, at fair value	229	80
Payable to customers	6,960	8,205
Other payables	(122)	660
Net cash provided by operating activities	3,998	6,271
Cash flows from investing activities
Purchases of other investments	(5)	(13)
Distributions received and proceeds from sales of other investments	7	5
Purchase of property, equipment and intangible assets	(50)	(51)
Net cash used in investing activities	(48)	(59)
Cash flows from financing activities
Short-term borrowings, net	8	6
Dividends paid to stockholders	(30)	(28)
Distributions from IBG LLC to noncontrolling interests	(309)	(230)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(20)	(27)
Proceeds from the sale of treasury stock	23	26
Issuances of senior notes	—	1,428
Redemptions of senior notes	—	(1,524)
Payments made under the Tax Receivable Agreement	(20)	—
Net cash used in financing activities	(348)	(349)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(269)	(95)
Net increase in cash, cash equivalents and restricted cash	3,333	5,768
Cash, cash equivalents and restricted cash at beginning of period	25,283	20,195
Cash, cash equivalents and restricted cash at end of period	$28,616	$25,963
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,184	2,838
Cash segregated for regulatory purposes	25,432	23,125
Cash, cash equivalents and restricted cash at end of period	$28,616	$25,963
Supplemental disclosures of cash flow information
Cash paid for interest	$381	$165
Cash paid for taxes, net	$89	$87
Cash paid for amounts included in lease liabilities	$23	$18
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$192	$376
Redemption of member interests from IBG Holdings LLC	$(192)	$(376)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$26	$24
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(26)	$(24)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2022

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock - IBKR Promotion	50,000		1	(3)			(2)	2	—
Net distribution of common stock - IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			5				5	16	21
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(80)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					73	(10)	63	262	325
Balance, March 31, 2022	98,409,572	$1	$1,449	$(5)	$1,017	$(6)	$2,456	$8,026	$10,482
Common stock distributed pursuant to stock incentive plans	1,271,794						—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				3			3		3
Compensation for stock grants vesting in the future			5				5	16	21
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(151)	(151)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					72	(24)	48	207	255
Balance, June 30, 2022	99,731,366	$1	$1,480	$(6)	$1,079	$(30)	$2,524	$8,078	$10,602
Issuance of common stock in follow-on offering	3,271,390		84				84	(84)	—
Common stock distributed pursuant to stock incentive plans	296						—		—
Net distribution of common stock - IBKR Promotion				2			2	(1)	1
Compensation for stock grants vesting in the future			5				5	17	22
Deferred tax benefit retained - follow-on offering			3				3		3
Dividends paid to stockholders - $0.10 per share					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(78)	(78)
Comprehensive income					99	(30)	69	291	360
Balance, September 30, 2022	103,003,052	$1	$1,572	$(4)	$1,168	$(60)	$2,677	$8,223	$10,900

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2021

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock - IBKR Promotion	50,000			(3)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(86)	(86)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					107	(17)	90	420	510
Balance, March 31, 2021	90,959,889	$1	$1,249	$(4)	$781	$9	$2,036	$7,401	$9,437
Common stock distributed pursuant to stock incentive plans	1,210,929						—		—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(45)	(45)
Adjustments for changes in proportionate ownership in IBG LLC			23				23	(23)	—
Comprehensive income					92	5	97	430	527
Balance, June 31, 2021	92,220,818	$1	$1,277	$(6)	$864	$14	$2,150	$7,778	$9,928
Issuance of common stock in follow-on offering	6,079,542		145				145	(145)	—
Common stock distributed pursuant to stock incentive plans	5,036						—		—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			4				4	13	17
Deferred tax benefit retained - follow-on offering			7				7		7
Dividends paid to stockholders - $0.10 per share					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(99)	(99)
Comprehensive income					42	(9)	33	133	166
Balance, September 30, 2021	98,305,396	$1	$1,433	$(4)	$896	$5	$2,331	$7,680	$10,011

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 24.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider which executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2022, the Company had 2,752 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2022	2021

	(in millions)

U.S. and foreign government securities	$5,298	$4,729
Municipal securities	22	-
Securities purchased under agreements to resell [1]	25,981	10,392
	$31,301	$15,121

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

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2022	2021

	(in millions)

Equity method investments[1]	$123	$123
Investments in equity securities at adjusted cost[2]	16	17
Investments in equity securities at fair value[2]	33	49
Investments in exchange memberships and equity securities of certain exchanges[2]	2	3
	$174	$192

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

Crypto-assets safeguarding liability and corresponding safeguarding asset

In March 2022, the SEC published Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive accounting and disclosure guidance to entities that have obligations to safeguard crypto-assets held for their platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability to reflect its obligation to safeguard the crypto-assets held for its platform users and a corresponding safeguarding asset on its balance sheet, even when the Company does not control the crypto-assets. Both the crypto-asset safeguarding liability and the corresponding safeguarding asset shall be measured at the fair value of the crypto-assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events. SAB 121 is effective for interim or annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year. The Company adopted SAB 121 as of June 30, 2022, with retrospective application as of January 1, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company operates a trading platform that allows its customers to access a digital asset exchange and custody services provided by a third-party Cryptocurrency Service Provider (“CSP”) to buy, sell and hold crypto-assets in an account in the customer’s name at the CSP. The Company does not provide execution, custody or safeguarding services for the customers’ crypto-assets and does not maintain (or have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does the Company have any legal title or claim to those crypto-assets. The CSP is responsible for securing the customers’ crypto-assets and protecting them from loss or theft. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

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

As of September 30, 2022, the fair value of the crypto-assets held in the customers’ names at the CSP that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the condensed consolidated statements of financial condition, was $101 million ($134 million as of January 1, 2022), which consisted of $55 million of Bitcoin, $44 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers at the CSP, do not impact our condensed consolidated statements of comprehensive income unless a loss event is identified. As of September 30, 2022, the CSP did not identify any loss events.

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

•The Company adopted SAB 121 as of June 30, 2022, which resulted in the recognition a crypto-asset safeguarding liability and the corresponding safeguarding asset on its condensed consolidated statements of financial condition.

FASB Standards issued but not adopted as of September 30, 2022

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,873,607	316,609,102	419,482,709

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2022 and December 31, 2021, 1,000,000,000 shares of Class A common stock were authorized, of which 103,003,052 and 98,359,572 shares have been issued; and 102,865,696 and 98,204,658 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2022 and December 31, 2021, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2022 and December 31, 2021, the unamortized balance of these deferred tax assets was $206 million and $209 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2022 were $654 million, $556 million and $98 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $243 million through September 30, 2022 under the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through the quarter ended September 30, 2022, the Company issued 270,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$99	$42	$244	$241
Weighted average shares of common stock outstanding
Class A	101,818,567	96,229,858	99,645,991	92,814,667
Class B	100	100	100	100
	101,818,667	96,229,958	99,646,091	92,814,767
Basic earnings per share	$0.98	$0.44	$2.45	$2.60

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$99	$42	$244	$241
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	101,818,567	96,229,858	99,645,991	92,814,667
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	736,815	760,010	858,984	856,922
Class B	100	100	100	100
	102,555,482	96,989,968	100,505,075	93,671,689
Diluted earnings per share	$0.97	$0.43	$2.43	$2.58

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2022, IBG LLC made distributions totaling $406 million, to its members, of which IBG, Inc.’s proportionate share was $97 million. In March, June and September 2022, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $9 million, $11 million and $10 million, respectively.

On October 18, 2022, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2022 to stockholders of record as of December 1, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$69	$33	$180	$220

Earnings per share on comprehensive income
Basic	$0.68	$0.34	$1.81	$2.37
Diluted	$0.68	$0.34	$1.79	$2.35
Weighted average common shares outstanding
Basic	101,818,667	96,229,958	99,646,091	92,814,767
Diluted	102,555,482	96,989,968	100,505,075	93,671,689

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

	Financial Assets at Fair Value as of September 30, 2022

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,298	$—	$—	$5,298
Municipal securities	—	22	—	22
Total securities segregated for regulatory purposes	5,298	22	—	5,320

Financial instruments owned, at fair value
Stocks	276	—	—	276
Options	737	—	—	737
U.S. and foreign government securities	29	—	—	29
Precious metals	—	8	—	8
Currency forward contracts	—	43	—	43
Total financial instruments owned, at fair value	1,042	51	—	1,093

Other assets
Customer-held fractional shares	84	—	—	84
Crypto-asset safeguarding asset	—	101	—	101
Other investments in equity securities	33	—	—	33
Total other assets	117	101	—	218
Total financial assets at fair value	$6,457	$174	$—	$6,631

	Financial Liabilities at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$164	$—	$—	$164
Options	232	—	—	232
Precious metals	—	7	—	7
Currency forward contracts	—	8	—	8
Total financial instruments sold, but not yet purchased, at fair value	396	15	—	411

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	84	—	—	84
Crypto-asset safeguarding liability	—	101	—	101
Total accounts payable, accrued expenses and other liabilities	84	101	—	185
Total financial liabilities at fair value	$480	$116	$—	$596

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. government securities	$4,729	$—	$—	$4,729
Total securities segregated for regulatory purposes	4,729	—	—	4,729
Financial instruments owned, at fair value
Stocks	548	—	—	548
Options	22	—	—	22
U.S. and foreign government securities	54	—	—	54
Precious metals	—	10	—	10
Currency forward contracts	—	39	—	39
Total financial instruments owned, at fair value	624	49	—	673

Other assets
Customer-held fractional shares	166	—	—	166
Other investments in equity securities	49			49
Total other assets	215	—	—	215
Total financial assets at fair value	$5,568	$49	$—	$5,617

	Financial Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$144	$—	$—	$144
Options	22	—	—	22
Precious metals	—	6	—	6
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	166	16	—	182

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	166	—	—	166
Total accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$332	$16	$—	$348

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

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,184	$3,184	$3,184	$—	$—
Cash - segregated for regulatory purposes	25,432	25,432	25,432	—	—
Securities - segregated for regulatory purposes	25,981	25,981	—	25,981	—
Securities borrowed	3,908	3,908	—	3,908	—
Securities purchased under agreements to resell	4,860	4,860	—	4,860	—
Receivables from customers	40,424	40,424	—	40,424	—
Receivables from brokers, dealers and clearing organizations	3,321	3,321	—	3,321	—
Interest receivable	224	224	—	224	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$107,351	$107,352	$28,616	$78,720	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$35	$35	$—	$35	$—
Securities loaned	9,490	9,490	—	9,490	—
Payables to customers	92,594	92,594	—	92,594	—
Payables to brokers, dealers and clearing organizations	380	380	—	380	—
Interest payable	99	99	—	99	—
Total financial liabilities, not measured at fair value	$102,598	$102,598	$—	$102,598	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$2,395	$2,395	$2,395	$—	$—
Cash - segregated for regulatory purposes	22,888	22,888	22,888	—	—
Securities - segregated for regulatory purposes	10,392	10,392	—	10,392	—
Securities borrowed	3,912	3,912	—	3,912	—
Securities purchased under agreements to resell	4,380	4,380	—	4,380	—
Receivables from customers	54,935	54,935	—	54,935	—
Receivables from brokers, dealers and clearing organizations	3,771	3,771	—	3,771	—
Interest receivable	127	127	—	127	—
Other assets	20	20	—	2	18
Total financial assets, not measured at fair value	$102,820	$102,820	$25,283	$77,519	$18

Financial liabilities, not measured at fair value
Short-term borrowings	$27	$27	$—	$27	$—
Securities loaned	11,769	11,769	—	11,769	—
Payables to customers	85,634	85,634	—	85,634	—
Payables to brokers, dealers and clearing organizations	557	557	—	557	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$97,995	$97,995	$—	$97,995	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2022
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$25,981 [1]	$—		$25,981	$(25,981)	$—
Securities borrowed	3,908	—		3,908	(3,731)	177
Securities purchased under agreements to resell	4,860	—		4,860	(4,860)	—
Financial instruments owned, at fair value
Options	737	—		737	(232)	505
Currency forward contracts	43	—		43	—	43
Total	$35,529	$—		$35,529	$(34,804)	$725

	(in millions)
Offsetting of financial liabilities
Securities loaned	$9,490	$—	$9,490	$(8,851)	$639
Financial instruments sold, but not yet purchased, at fair value
Options	232	—	232	(232)	—
Currency forward contracts	8	—	8	—	8
Total	$9,730	$—	$9,730	$(9,083)	$647

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2021
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,392 [1]	$—		$10,392	$(10,392)	$—
Securities borrowed	3,912	—		3,912	(3,642)	270
Securities purchased under agreements to resell	4,380	—		4,380	(4,380)	—
Financial instruments owned, at fair value
Options	22	—		22	(19)	3
Currency forward contracts	39	—		39	—	39
Total	$18,745	$—		$18,745	$(18,433)	$312

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,769	$—	$11,769	$(10,992)	$777
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(19)	3
Currency forward contracts	10	—	10	—	10
Total	$11,801	$—	$11,801	$(11,011)	$790

________________________

(1)As of September 30, 2022 and December 31, 2021, the Company had $26.0 billion and $10.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of September 30, 2022 and December 31, 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$9,386	$—	$—	$—	$9,386
Corporate bonds	102	—	—	—	102
Foreign government securities	2	—	—	—	2
Total securities loaned	$9,490	$—	$—	$—	$9,490

	December 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,715	$—	$—	$—	$11,715
Corporate bonds	51	—	—	—	51
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,769	$—	$—	$—	$11,769

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

necessary. As of September 30, 2022 and December 31, 2021, approximately $40.4 billion and $54.9 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2022		December 31, 2021
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$55,396	$6,197	$69,582	$6,192
Securities purchased under agreements to resell transactions [1]	30,730	29,742	14,715	13,956
Customer margin assets	44,658	14,104	65,899	15,936
	$130,784	$50,043	$150,196	$36,084

________________________

(1)As of September 30, 2022, $26.0 billion or 87% (as of December 31, 2021, $10.4 billion or 74%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2022 and December 31, 2021, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2022	2021

	(in millions)

Stocks	$28	$60
U.S. and foreign government securities	29	54
	$57	$114

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Geographic location [1]
United States	$232	$217	$701	$718
International	133	143	431	472
	$365	$360	$1,132	$1,190

Major types of services
Commissions	$320	$311	$991	$1,030
Market data fees [2]	19	19	58	58
Risk exposure fees [2]	5	8	26	20
Payments for order flow [2]	9	11	28	30
Minimum activity fees [2]	1	1	3	17
Other [2]	11	10	26	35
	$365	$360	$1,132	$1,190

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $17 million and $19 million, as of September 30, 2022 and December 31, 2021, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2022 and December 31, 2021, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2022 and December 31, 2021, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Principal transactions	$(10)	$(175)	$(34)	$68
Gains (losses) from currency diversification strategy, net	(40)	(3)	(111)	(14)
Other, net	2	8	1	14
	$(48)	$(170)	$(144)	$68

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $5 million and $4 million of plan contributions for the nine months ended September 30, 2022 and 2021, respectively.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	25,643,893		$623
December 31, 2019	1,374,217		65
December 31, 2020	1,229,177		71
December 31, 2021	1,084,773	[1]	84
April 25, 2022	180,889	[2]	12
	29,512,949		$855

______________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the nine months ended September 30, 2022.

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

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $64 million and $51 million for the nine months ended September 30, 2022 and 2021, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2022 are $30 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2021[1]	4,783,810
Granted[2]	180,889
Canceled	(173,079)
Distributed	(1,272,090)
Balance, September 30, 2022	3,519,530

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the nine months ended September 30, 2022.

(2)On April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through September 30, 2022, a total of 1,225,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2022 and 2021 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2022 and 2021, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2022, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2016, and to non-U.S. income tax examinations for tax years prior to 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2022, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.91%. For the nine months ended September 30, 2022, right-of-use assets obtained under new operating leases were $29 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	September 30,	December 31,
	2022	2021

	(in millions)

Right-of-use assets[1]	$109	$101
Lease liabilities[1]	$130	$123

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Operating lease cost	$8	$6	$23	$20
Variable lease cost	1	1	3	3
Total lease cost	$9	$7	$26	$23

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

September 30, 2022
(in millions)
2022 (remaining)	$7
2023	29
2024	24
2025	19
2026	17
2027	13
Thereafter	40
Total undiscounted operating lease payments	149
Less: imputed interest	(19)
Present value of operating lease liabilities	$130

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2022 and 2021, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment and post-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The Defendants opposed each of these motions. On December 21, 2021, Trading Technologies filed a motion seeking to substitute Harris Brumfield (through a trust controlled by Brumfield) as the plaintiff. The Defendants did not oppose the substitution. On January 11, 2022, the District Court granted in part and denied in part Trading Technologies’ motion seeking pre-judgment and post-judgment interest, denying the amount Trading Technologies was seeking, but awarding Trading Technologies pre-judgment interest in the amount of $2.1 million and post-judgment interest in an amount to be calculated pursuant to the Court’s orders. On February 22, 2022, the District Court denied in its entirety Trading Technologies’ motion seeking a new trial on damages and willfulness. On March 24, 2022, Harris Brumfield filed a notice of appeal of the District Court’s judgment, certain other orders of the Court, and generally any and all other orders, rulings, findings, and/or conclusions adverse to Trading Technologies. On April 7, 2022, the Defendants filed a notice of cross-appeal. Brumfield’s Opening Brief was filed on August 26, 2022, and the Defendants’ Opposition Brief is due on November 18, 2022. On March 31, 2022, the District Court granted Trading Technologies’ bill of costs in the amount of $490,232, which was less than the amount Trading Technologies sought. The Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired, and are considering their options, including appropriate forums, for proving the ultimate invalidity of such patents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Net revenues
United States	$556	$264	$1,427	$1,480
International	234	200	664	631
Total net revenues	$790	$464	$2,091	$2,111
Income before income taxes
United States	$409	$151	$1,018	$1,180
International	114	83	291	234
Total income before income taxes	$523	$234	$1,309	$1,414

15.  Regulatory Requirements

As of September 30, 2022, aggregate excess regulatory capital for all operating subsidiaries was $8.1 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2022.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$6,130	$740	$5,390
IBKRFS	517	12	505
IBHK	975	206	769
Other regulated operating subsidiaries	1,716	262	1,454
	$9,338	$1,220	$8,118

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2022, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021 were accounts receivable from directors, officers and their affiliates of $15 million and $28 million, respectively, and payables of $1,230 million and $1,197 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17. Senior Notes Payable

IBG LLC from time to time may offer senior notes in private placements to certain qualified customers of IB LLC at an issue price of $1 thousand per note. The senior notes will mature no later than the thirtieth day following the issuance date. IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued interest. The senior notes will pay a fixed rate of interest during their tenure. The interest rate is calculated by adding the benchmark rate to a rate (spread) that IBG LLC will announce from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. During the nine months ended September 30, 2022 the Company did not issue any senior notes. Interest expense on the senior notes for the nine months ended September 30, 2021 was $1 million.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 24.5% of the membership interests of IBG LLC. The remaining approximately 75.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,873,607	316,609,102	419,482,709

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 33 countries and 26 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider which executes, clears and custodies the cryptocurrencies.

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

Our customer base is diverse with respect to geography and segments. Currently, approximately 78% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 58% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

The quarter ended September 30, 2022 (“current quarter”) saw world equities markets generally lower, as compared to the prior-year quarter, following the downward trend for the year with declines in the U.S., Europe and Asia. This falling market backdrop occurred in the face of rising interest rates worldwide, fears of recession and geopolitical events.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. According to industry data, average daily volume in U.S. exchange-listed equity-based options increased 6%, and in U.S. futures 26%, over the prior year. U.S. listed cash equities volume rose 12%.

Various market cross-currents led to mixed results across our major product types: customer options, futures and foreign exchange volumes were up 1%, 36% and 42%, respectively, while stock volumes declined 56% compared to the prior-year quarter. Volumes rose in financial futures, particularly equity index, foreign exchange and interest rate futures, as the strength of the U.S. dollar continued and bond yields rose dramatically. And while stock trading volumes were significantly higher than pre-pandemic levels, they were below the unusually high levels of stock trading seen in early 2021, a period dominated by trading in “meme” stocks and low-priced stocks generally.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. Volatility increased over the prior-year quarter. Inflationary pressures, the potential for further increases in interest rates and geopolitical uncertainty have impacted markets worldwide. U.S. market volatility, as measured by the Chicago Board Options Exchange Volatility Index (“VIX®”), rose from an average of 18.3 in the prior-year quarter to 24.7 in the current quarter.

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

Interest Rates. The U.S. Federal Reserve increased the federal funds rate target range this quarter to 3.00% to 3.25%, by raising rates 75 basis points in July and an additional 75 basis points in September. Rates have risen in a series of increases from the zero to 0.25% range that had been targeted from March 2020 to March 2022. The U.S. Treasury yield curve remained relatively steep on the short end, reflecting expectations of further rate hikes. Rates in other currencies also began to rise, though generally trailing the U.S. dollar rates, and some – notably the Euro and the Swiss franc – were still negative by the end of the quarter.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. The environment of uncertainty over future Federal Reserve policy led us to maintain a short duration investment profile, so that additional rate increases would present more opportunities for interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so rising rates have improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important factor that attracts customers to our platform.

As an offset, increasing rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in other countries have also sought to increase their interest rates in recent months. However, in currencies with negative rates we continued to collect interest on a portion of customer cash balances.

Net interest income on customer cash and margin loan balances increased compared to the prior-year quarter as the average federal funds effective rate increased to 2.18% in the current quarter from 0.09% in the prior-year quarter. Prior to the higher rates we have seen this year, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Rising benchmark interest rates eliminate this spread compression and lead to higher net interest income.

Higher interest rates contributed to a 73% rise in net interest income over the prior-year quarter. Combined with increases in credit and segregated cash balances, these higher rates led to a widening of our net interest margin from 1.13% in the prior-year quarter to 1.67% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter the value of the GLOBAL, as measured in U.S. dollars, decreased 1.46% compared to its value at June 30, 2022, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.

Overall, several factors – relatively active securities markets combined with inflation, a series of rate increases and geopolitical uncertainty – have led to high volatility and to investor usage of options and futures to manage risk. Customers continue to seek our superior technology, execution capabilities, and our ability to offer a broad range of products and global market access.

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

Diluted earnings per share were $0.97 for the current quarter, compared to diluted earnings per share of $0.43 for the prior-year quarter. Adjusted diluted earnings per share were $1.08 for the current quarter and $0.78 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $790 million and income before income taxes was $523 million, compared to net revenues of $464 million and income before income taxes of $234 million in the prior-year quarter. Adjusted net revenues were $847 million and adjusted income before income taxes was $580 million, compared to adjusted net revenues of $650 million and adjusted income before income taxes of $420 million in the prior-year quarter.

Diluted earnings per share were $2.43 for the nine months ended September 30, 2022 (“current nine-month period”), compared to diluted earnings per share of $2.58 for the nine months ended September 30, 2021 (“prior-year nine-month period”). Adjusted diluted earnings per share were $2.74 for the current nine-month period and $2.55 for the prior-year nine-month period.

For the current nine-month period, our net revenues were $2,091 million and income before income taxes was $1,309 million, compared to net revenues of $2,111 million and income before income taxes of $1,414 million in the prior-year nine-month period. Adjusted net revenues were $2,256 million and adjusted income before income taxes was $1,474 million, compared to adjusted net revenues of $2,096 million and adjusted income before income taxes of $1,399 million in the prior-year nine-month period.

Financial highlights for the current quarter:

•Commission revenue increased 3% to $320 million on higher customer futures trading volume and higher options commission per contract, tempered by lower stock volume.

•Net interest income increased 73% to $473 million on higher benchmark interest rates and customer credit balances, partially offset by a decline in margin lending balances.

•Other income increased $122 million to a loss of $48 million. This increase was mainly comprised of a $171 million smaller loss related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), partially offset by $37 million related to our currency diversification strategy and $7 million related to trading activities.

•Pretax profit margin was 66% for the current quarter, up from 50% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 68%, up from 65% in the prior-year quarter.

•Total equity as of September 30, 2022 was $10.9 billion.

In connection with our currency diversification strategy, as of September 30, 2022 approximately 23% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $163 million (compared to a decrease of $43 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 1.46%, compared to its value as of June 30, 2022. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $40 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $123 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2019	302,289		26,346		17,136		345,771		1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905

3Q2021	193,218		18,106		8,228		219,552		3,431
3Q2022	170,240	(12%)	16,181	(11%)	7,953	(3%)	194,374	(11%)	3,037

2Q2022	186,791		18,274		8,327		213,392		3,442
3Q2022	170,240	(9%)	16,181	(11%)	7,953	(4%)	194,374	(9%)	3,037

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	390,739		128,770		176,752,967
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%

3Q2021	214,988		36,940		172,828,874
3Q2022	215,988	0%	50,486	37%	75,776,756	(56%)

2Q2022	217,642		51,562		81,137,875
3Q2022	215,988	(1%)	50,486	(2%)	75,776,756	(7%)

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	349,287		126,363		167,826,490
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%

3Q2021	205,797		36,473		172,082,316
3Q2022	208,145	1%	49,725	36%	74,944,418	(56%)

2Q2022	209,124		50,707		80,079,410
3Q2022	208,145	(0%)	49,725	(2%)	74,944,418	(6%)

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	302,068		125,225		163,030,500
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%

3Q2021	186,656		36,245		169,002,045
3Q2022	185,166	(1%)	49,242	36%	72,394,078	(57%)

2Q2022	188,617		50,313		77,283,249
3Q2022	185,166	(2%)	49,242	(2%)	72,394,078	(6%)

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	41,452		2,407		8,926,477
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)

3Q2021	9,191		467		746,558
3Q2022	7,843	(15%)	761	63%	832,338	11%

2Q2022	8,518		855		1,058,465
3Q2022	7,843	(8%)	761	(11%)	832,338	(21%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2022	3Q2021	% Change
Total Accounts (in thousands)	2,012	1,536	31%
Customer Equity (in billions) (1)	$287.1	$353.8	(19%)

Cleared DARTs (in thousands) (2)	1,706	2,017	(15%)
Total Customer DARTs (in thousands) (2)	1,920	2,263	(15%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.96	$2.46	20%
Cleared Avg. DARTs per Account (Annualized)	217	343	(37%)

Consecutive Quarters	3Q2022	2Q2022	% Change
Total Accounts (in thousands)	2,012	1,923	5%
Customer Equity (in billions) (1)	$287.1	$294.8	(3%)

Cleared DARTs (in thousands) (2)	1,706	1,927	(11%)
Total Customer DARTs (in thousands) (2)	1,920	2,173	(12%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.96	$2.74	8%
Cleared Avg. DARTs per Account (Annualized)	217	259	(16%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except share and per share amounts)

Revenues
Commissions	$320	$311	$991	$1,030
Other fees and services	45	49	141	160
Other income (loss)	(48)	(170)	(144)	68
Total non-interest income	317	190	988	1,258

Interest income	783	325	1,575	1,022
Interest expense	(310)	(51)	(472)	(169)
Total net interest income	473	274	1,103	853
Total net revenues	790	464	2,091	2,111

Non-interest expenses
Execution, clearing and distribution fees	86	61	234	183
Employee compensation and benefits	112	98	335	291
Occupancy, depreciation and amortization	23	19	68	58
Communications	8	8	25	24
General and administrative	37	44	117	138
Customer bad debt	1	-	3	3
Total non-interest expenses	267	230	782	697
Income before income taxes	523	234	1,309	1,414
Income tax expense	40	28	100	116
Net income	483	206	1,209	1,298
Less net income attributable to noncontrolling interests	384	164	965	1,057
Net income available for common stockholders	$99	$42	$244	$241

Earnings per share
Basic	$0.98	$0.44	$2.45	$2.60
Diluted	$0.97	$0.43	$2.43	$2.58

Weighted average common shares outstanding
Basic	101,818,667	96,229,958	99,646,091	92,814,767
Diluted	102,555,482	96,989,968	100,505,075	93,671,689

Comprehensive income
Net income available for common stockholders	$99	$42	$244	$241
Other comprehensive income
Cumulative translation adjustment, before income taxes	(30)	(9)	(64)	(21)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	(30)	(9)	(64)	(21)
Comprehensive income available for common stockholders	$69	$33	$180	$220

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$384	$164	$965	$1,057
Other comprehensive income - cumulative translation adjustment	(93)	(31)	(205)	(74)
Comprehensive income attributable to noncontrolling interests	$291	$133	$760	$983

Three Months Ended September 30, 2022 (“current quarter”) compared to the Three Months Ended September 30, 2021 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $326 million, or 70%, compared to the prior-year quarter, to $790 million. The increase in net revenues was due to higher net interest income, other income and commissions; partially offset by lower other fees and services.

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

Commissions, for the current quarter, increased 9 million, or 3%, compared to the prior-year quarter, to $320 million, driven by higher customer volumes in options and futures, partially offset by lower customer trading volumes in stocks. Total customer options and futures contracts volumes increased 1% and 36%, respectively, and while stock share volume decreased 56% from the prior-year quarter, the drop in notional dollar value of stock trades was generally in line with the drop in regional equity indices around the world. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 15% to 1.9 million, compared to 2.3 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, decreased 15% to 1.7 million, compared to 2.0 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, increased 20% to $2.96, compared to $2.46 for the prior-year quarter, as our customers’ trading volume mix included higher per order commissions in options and stocks.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, minimum activity fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $4 million, or 8%, compared to the prior-year quarter, to $45 million, driven by a $3 million decrease in risk exposure fees, a $2 million decrease in IPO-related fee income, and a $2 million decrease in payments for order flow; partially offset by a $2 million increase in other customer related fees and a $1 million increase in FDIC sweep fees.

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

Other income, for the current quarter, increased $122 million, or 72%, compared to the prior-year quarter, to a loss of $48 million. This increase was mainly comprised of a $171 million smaller loss related to our strategic investment in Tiger Brokers, partially offset by $37 million related to our currency diversification strategy and $7 million related to trading activities.

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

Net interest income (interest income less interest expense), for the current quarter, increased $199 million, or 73%, compared to the prior-year quarter, to $473 million. The increase in net interest income was driven by higher benchmark interest rates and customer credit balances, partially offset by a decline in margin lending balances.

Net interest income on customer balances, for the current quarter, increased $152 million, compared to the prior-year quarter, driven by an increase in the average federal funds effective rate to 2.18% from 0.09% in the prior-year quarter and a $14.2 billion increase in average customer credit balances, partially offset by a $4.2 billion decrease in average margin lending balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed increased 19%, to $4.2 billion and average securities loaned decreased 8%, to $9.6 billion from the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $9 million, or 7%, compared to the prior-year quarter. While securities lending opportunities maintained a strong pace during the current quarter, as benchmark interest rates rise a greater portion of the interest generated by lending securities is reflected as interest income on segregated cash, because cash collateral received is invested as segregated funds. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Securities lending generates (1) net interest earned on lending a security, which is based on supply and demand for that security and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Generally, as benchmark interest rates rise, an increasing portion of the interest income related to securities lending transactions is classified as net interest income on “Segregated cash and securities, net” instead of net interest income on “Securities borrowed and loaned, net”. Because cash collateral from securities lending is held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, interest on this collateral is reported as net interest on segregated cash.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Three Months Ended September 30,
	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$55,453	$37,239
Customer margin loans	42,425	46,636
Securities borrowed	4,235	3,567
Other interest-earning assets	9,103	7,426
FDIC sweeps [1]	2,173	2,707
	$113,389	$97,575

Average interest-bearing liabilities
Customer credit balances	$92,846	$78,625
Securities loaned	9,622	10,489
Other interest-bearing liabilities	1	-
	$102,469	$89,114

Net Interest income
Segregated cash and securities, net	$228	$(4)
Customer margin loans [2]	317	141
Securities borrowed and loaned, net	114	123
Customer credit balances, net [2]	(248)	8
Other net interest income [1,3]	65	9
Net interest income [3]	$476	$277

Net interest margin ("NIM")	1.67%	1.13%

Annualized Yields
Segregated cash and securities	1.63%	-0.04%
Customer margin loans	2.96%	1.20%
Customer credit balances	1.06%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2022 and 2021, $3 million and $3 million were reported in other fees and services, respectively. For the three months ended September 30, 2022 and 2021, $1 million and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $37 million, or 16%, compared to the prior-year quarter, to $267 million, mainly due to a $25 million increase in execution, clearing and distribution fees; a $14 million increase in employee compensation and benefits; and a $4 million increase in occupancy, depreciation and amortization expenses; partially offset by a $7 million decrease in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 34% for the current quarter and 50% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $25 million, or 41%, compared to the prior-year quarter, to $86 million, mainly driven by a $22 million increase in exchange fees on higher customer trading volumes in futures, which carry higher fees; lower liquidity rebates, which are primarily a factor of the order types we receive from customers; and a $7 million increase in regulatory transaction fees on higher SEC fee rates.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $14 million, or 14%, compared to the prior-year quarter, to $112 million, associated with a 13% increase in the average number of employees to 2,766. We continued to add staff worldwide in software development and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current quarter and 21% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 13% for the current quarter and 15% for the prior-year quarter.

Occupancy, Depreciation and Amortization

Occupancy expenses consist of rental payments on office and data center leases and related occupancy costs, such as utilities. Depreciation and amortization expenses result from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development.

Occupancy, depreciation and amortization expenses, for the current quarter, increased $4 million, or 21%, compared to the prior-year quarter, to $23 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current quarter and 4% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, were unchanged from the prior-year quarter at $8 million.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $7 million, or 16%, compared to the prior-year quarter, to $37 million, primarily due to lower legal expenses. As a percentage of total net revenues, general and administrative expenses were 5% for the current quarter and 9% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, increased $1 million, compared to the prior-year quarter, to $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $12 million, or 43%, compared to the prior-year quarter, to $40 million, primarily due to higher U.S. income tax expense driven by higher income before income taxes, partially offset by lower income tax expense attributable to our foreign operating subsidiaries.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$523	$234
IBG, Inc. stand-alone income before income taxes	(2)	-
Operating subsidiaries income before income taxes	$525	$234

Operating subsidiaries
Income before income taxes	$525	$234
Income tax expense	17	19
Net income available to members	$508	$215

IBG, Inc.
Average ownership percentage in IBG LLC	24.3%	23.0%
Net income available to IBG, Inc. from operating subsidiaries	$124	$51
IBG, Inc. stand-alone income before income taxes	(2)	-
Income before income taxes	122	51
Income tax expense	23	9
Net income available to common stockholders	$99	$42

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$17	$19
Income tax expense attributable to IBG, Inc.	23	9
Consolidated income tax expense	$40	$28

Operating Results

Income before income taxes, for the current quarter increased $289 million, or 124%, to $523 million, compared to the prior-year quarter. Pretax profit margin was 66% for the current quarter and 50% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $847 million, up 30%; adjusted income before income taxes was $580 million, up 38%; and adjusted pre-tax profit margin was 68% for the current quarter and 65% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2022 (“current nine-month period”) compared to the Nine Months Ended September 30, 2021 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, decreased $20 million, or 1%, compared to the prior-year nine-month period, to $2,091 million. The decrease in net revenues was due to lower other income, commissions, and other fees and services, partially offset by higher net interest income.

Commissions

Commissions, for the current nine-month period, decreased $39 million, or 4%, compared to the prior-year nine-month period, to $991 million, driven by lower customer trading volumes in stocks, partially offset by higher customer volume in options and futures. Total customer options and futures contracts volumes increased 6% and 37%, respectively, while stock share volume decreased 61% from unusually high trading volume, primarily in “meme” stocks and low-priced stocks generally, in the prior-year nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, decreased 16% to 2.2 million, compared to 2.6 million for the prior-year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period, decreased 17% to 2.0 million, compared to 2.3 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, increased 16% to $2.74, compared to $2.37 for the prior-year nine-month period, as our customers’ trading volume mix included higher per order commissions in options, stocks and forex.

Other Fees and Services

Other fees and services, for the current nine-month period, decreased $19 million, or 12%, compared to the prior-year nine-month period, to $141 million, driven by a $14 million decrease in minimum activity fees, which were discontinued for most account types effective July 1, 2021, and a $14 million decrease in IPO-related fee income; partially offset by a $6 million increase in risk exposure fees as some customers increased leverage during the current nine-month period.

Other Income

Other income, for the current nine-month period, decreased $212 million, compared to the prior-year nine-month period, to a loss of $144 million. This decrease was mainly comprised of $97 million related to our currency diversification strategy; $43 million related to our strategic investment in Tiger Brokers; and a $38 million mark-to-market loss on our U.S. government securities portfolio in the current nine-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $250 million, or 29%, compared to the prior-year nine-month period, to $1,103 million. The increase in net interest income was driven by higher benchmark interest rates and customer cash balances, partially offset by a decline in securities lending activity.

Net interest income on customer balances, for the current nine-month period, increased $268 million, compared to the prior-year nine-month period, driven by an increase in the average federal funds effective rate to 1.02% from 0.08% in the prior-year nine-month period, a $11.0 billion increase in average customer credit balances, and a $1.2 billion increase in average customer margin loans. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current nine-month period.

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

In the current nine-month period, average securities borrowed was unchanged at $3.8 billion and average securities loaned decreased 4% from the prior-year nine-month period, to $10.4 billion. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current nine-month period, net interest earned from securities lending transactions decreased $94 million, or 22%, compared to the prior-year nine-month period, as there were fewer hard-to-borrow securities that investors sold short in the current nine-month period. While securities lending opportunities maintained a strong pace during the current nine-month period, as benchmark interest rates rise, a greater portion of the interest generated by lending securities is reflected as interest income on segregated cash, because since cash collateral received is invested as segregated funds. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Securities lending generates (1) net interest earned on lending a security, which is based on supply and demand for that security and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Generally, as benchmark interest rates rise, an increasing portion of the interest income related to securities lending transactions is classified as net interest income on “Segregated cash and securities, net” instead of net interest income on “Securities borrowed and loaned, net”. Because cash collateral from securities lending is held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, interest on this collateral is reported as net interest on segregated cash.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Nine Months Ended September 30,
	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$49,749	$41,212
Customer margin loans	44,777	43,611
Securities borrowed	3,826	3,836
Other interest-earning assets	8,932	6,751
FDIC sweeps [1]	2,189	2,758
	$109,473	$98,168

Average interest-bearing liabilities
Customer credit balances	$89,096	$78,063
Securities loaned	10,437	10,891
Other interest-bearing liabilities	5	145
	$99,537	$89,099

Net Interest income
Segregated cash and securities, net	$288	$(4)
Customer margin loans [2]	663	386
Securities borrowed and loaned, net	340	434
Customer credit balances, net [2]	(276)	25
Other net interest income [1,3]	95	25
Net interest income [3]	$1,110	$866

Net interest margin ("NIM")	1.36%	1.18%

Annualized Yields
Segregated cash and securities	0.77%	-0.01%
Customer margin loans	1.98%	1.18%
Customer credit balances	0.41%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2022 and 2021, $7 million and $14 million were reported in other fees and services, respectively, and $0 million and -$1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, increased $85 million, or 12%, compared to the prior-year nine-month period, to $782 million, mainly due to a $51 million increase in execution, clearing and distribution fees; a $44 million increase in employee compensation and benefits; and a $10 million increase in occupancy, depreciation and amortization expenses; partially offset by a $21 million decrease in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 37% for the current nine-month period and 33% for the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $51 million, or 28%, compared to the prior-year nine-month period, to $234 million, mainly driven by a $60 million increase in exchange fees on higher customer trading volumes in options and futures, which carry higher fees; and lower liquidity rebates, which are primarily a factor of the order types we receive from customers; partially offset by a $6 million decrease in market data fees and a $5 million decrease in clearing and depository fees on lower fee rates.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $44 million, or 15%, compared to the prior-year nine-month period, to $335 million, associated with an 18% increase in the average number of employees to 2,697. We continued to add staff worldwide in software development and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 16% for the current nine-month period and 14% for the prior-year nine-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 15% for the current nine-month period and 14% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $10 million, or 17%, compared to the prior-year nine-month period, to $68 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current nine-month period and the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period, increased $1 million, or 4%, compared to the prior-year nine-month period, to $25 million.

General and Administrative

General and administrative expenses, for the current nine-month period, decreased $21 million, or 15%, compared to the prior-year nine-month period, to $117 million, primarily due to the non-recurrence of $19 million in costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe incurred in the prior-year nine-month period and a $12 million decrease in legal expenses; partially offset by a $4 million increase in advertising expenses and a $3 million increase in IT related expenses. As a percentage of total net revenues, general and administrative expenses were 6% for the current nine-month period and 7% for the prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period was $3 million, unchanged compared to the prior-year nine-month period.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, decreased $16 million, or 14%, compared to the prior-year nine-month period, to $100 million, primarily due to (1) lower income tax expense attributable to our operating subsidiaries driven by lower income before income taxes; (2) the non-recurrence of an $8 million tax reserve adjustment in the prior-year nine-month period; and (3) the non-recurrence of a $6 million expense in the prior-year nine-month period related to the consolidation of European operations in the aftermath of Brexit.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,309	$1,414
IBG, Inc. stand-alone income before income taxes	(4)	1
Operating subsidiaries income before income taxes	$1,313	$1,413

Operating subsidiaries
Income before income taxes	$1,313	$1,413
Income tax expense	44	57
Net income available to members	$1,269	$1,356

IBG, Inc.
Average ownership percentage in IBG LLC	23.8%	22.1%
Net income available to IBG, Inc. from operating subsidiaries	$304	$299
IBG, Inc. stand-alone income before income taxes	(4)	1
Income before income taxes	300	300
Income tax expense	56	59
Net income available to common stockholders	$244	$241

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$44	$57
Income tax expense attributable to IBG, Inc.	56	59
Consolidated income tax expense	$100	$116

Operating Results

Income before income taxes, for the current nine-month period decreased $105 million, or 7%, to $1,309 million, compared to the prior-year nine-month period. Pretax profit margin was 63% for the current nine-month period and 67% for the prior-year nine-month period.

Comparing our operating results for the current nine-month period to the prior-year nine-month period, using non-GAAP financial measures described below, adjusted net revenues were $2,256 million, up 8%; adjusted income before income taxes was $1,474 million, up 5%; and adjusted pre-tax profit margin was 65% for the current nine-month period and 67% for the prior-year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Remeasurement of our TRA liability represents the change in the amount payable to IBG Holdings LLC under the TRA, primarily due to changes in the Company’s effective tax rates. This is related to the remeasurement of the deferred tax assets described below. For further information refer to Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

__________________________

(1) Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Adjusted net revenues
Net revenues - GAAP	$790	$464	$2,091	$2,111
Non-GAAP adjustments
Currency diversification strategy, net	40	3	111	14
Mark-to-market on investments	17	184	54	(28)
Remeasurement of TRA liability	-	(1)	-	(1)
Total non-GAAP adjustments	57	186	165	(15)
Adjusted net revenues	$847	$650	$2,256	$2,096

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Adjusted income before income taxes
Income before income taxes - GAAP	$523	$234	$1,309	$1,414
Non-GAAP adjustments
Currency diversification strategy, net	40	3	111	14
Mark-to-market on investments	17	184	54	(28)
Remeasurement of TRA liability	-	(1)	-	(1)
Total non-GAAP adjustments	57	186	165	(15)
Adjusted income before income taxes	$580	$420	$1,474	$1,399

Adjusted pre-tax profit margin	68%	65%	65%	67%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)

Adjusted net income available for common stockholders
Net income available for common stockholders - GAAP	$99	$42	$244	$241
Non-GAAP adjustments
Currency diversification strategy, net	10	1	26	3
Mark-to-market on investments	4	43	13	(6)
Remeasurement of TRA liability	-	(1)	-	(1)
Income tax effect of above adjustments[1]	(3)	(10)	(8)	1
Remeasurement of deferred income taxes	-	1	-	1
Total non-GAAP adjustments	11	33	31	(2)
Adjusted net income available for common stockholders	$111	$75	$276	$239

Note: Amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in dollars, except share amounts)

Adjusted diluted EPS
Diluted EPS - GAAP	$0.97	$0.43	$2.43	$2.58
Non-GAAP adjustments
Currency diversification strategy, net	0.09	0.01	0.26	0.03
Mark-to-market on investments	0.04	0.44	0.13	(0.06)
Remeasurement of TRA liability	0.00	(0.01)	0.00	(0.01)
Income tax effect of above adjustments[1]	(0.03)	(0.10)	(0.08)	0.01
Remeasurement of deferred income taxes	0.00	0.01	0.00	0.01
Total non-GAAP adjustments	0.11	0.34	0.31	(0.02)
Adjusted diluted EPS	$1.08	$0.78	$2.74	$2.55

Diluted weighted average common shares outstanding	102,555,482	96,989,968	100,505,075	93,671,689

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the corporate income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of September 30, 2022, total assets were $114.7 billion of which approximately $113.7 billion, or 99.2%, were considered liquid.

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

Daily monitoring of liquidity needs and available collateral levels is undertaken to help ensure that an appropriate liquidity cushion, in the form of cash and unpledged collateral, is maintained at all times. We actively manage our excess liquidity and maintain significant borrowing capabilities through the securities lending markets and in the form of credit facilities with banks. As a general practice, we maintain sufficient levels of cash on hand to provide us with a buffer should we need immediately available funds for any reason. In addition, pursuant to our liquidity risk management plan we perform periodic liquidity stress tests, which are designed to identify and reserve liquid assets that would be available under market or idiosyncratic stress events. Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings will be adequate to meet our future liquidity needs for more than the next twelve months.

As of September 30, 2022, liability balances in connection with securities loaned were lower than the average monthly balance during the current quarter, while our payables to customers and short-term borrowings were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2022 were $1,173 million ($1,058 million as of December 31, 2021). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2022, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 9% to $10.9 billion as of September 30, 2022, from $10.0 billion as of September 30, 2021. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Net cash provided by operating activities	$3,998	$6,271
Net cash used in investing activities	(48)	(59)
Net cash used in financing activities	(348)	(349)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(269)	(95)
Increase in cash, cash equivalents, and restricted cash	$3,333	$5,768

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, shares at exchanges and clearing houses, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. Our cash flows from financing activities are comprised of short-term borrowings, capital transactions and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks and through our senior notes program are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings.

Nine months Ended September 30, 2022: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,333 million to $28.6 billion for the nine months ended September 30, 2022. We raised $3,998 million in net cash from operating activities mainly driven by customer margin loans which decreased $14.5 billion and customer credit balances which increased $7.0 billion; partially offset by investments in securities segregated for regulatory purposes which increased $16.1 billion. We used net cash of $396 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of property, equipment and intangible assets, and other investments.

Nine months Ended September 30, 2021: For a discussion of changes in cash flows for the nine months ended September 30, 2021 refer to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021.

Senior Notes

IBG LLC’s senior notes program offers senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time-to-time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest. During the nine months ended September 30, 2022, the Company did not issue any senior notes.

Regulatory Capital Requirements

As of September 30, 2022, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $50 million and $51 million for the nine months ended September 30, 2022 and 2021, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

As of September 30, 2022, there were no definitive agreements with respect to any material acquisition.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 3.66%, as of September 30, 2022 compared to September 30, 2021. As of September 30, 2022, approximately 23% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2021				As of 9/30/2022
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	74.2%	$7,432	1.0000	0.720	77.1%	$8,399	2.8%
EUR	0.09	1.1578	0.104	10.7%	1,075	0.9802	0.088	9.4%	1,030	-1.3%
JPY	3.91	0.0090	0.035	3.6%	363	0.0069	0.027	2.9%	315	-0.7%
GBP	0.02	1.3474	0.027	2.8%	278	1.1164	0.022	2.4%	260	-0.4%
CHF	0.02	1.0734	0.021	2.2%	222	1.0131	0.020	2.2%	236	0.0%
CNH	0.13	0.1551	0.020	2.1%	208	0.1400	0.018	1.9%	212	-0.1%
INR	1.10	0.0135	0.015	1.5%	153	0.0123	0.013	1.4%	157	-0.1%
CAD	0.02	0.7886	0.012	1.2%	122	0.7231	0.011	1.2%	127	-0.1%
AUD	0.02	0.7227	0.011	1.1%	112	0.6402	0.010	1.0%	112	-0.1%
HKD	0.04	0.1284	0.004	0.5%	46	0.1274	0.004	0.5%	52	0.0%
			0.970	100.0%	$10,011		0.934	100.0%	$10,900	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2022.

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

Based on customer balances and investments outstanding as of September 30, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $55 million on an annualized basis, assuming the full effect of reinvestment at higher rates. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of September 30, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $55 million on an annualized basis, assuming the full effect of reinvestment at lower rates.

We also face interest rate risk due to positions carried for our remaining market making activities to the extent that long or short stock positions may have been established for future or forward dates on options or futures contracts and the value of such positions is impacted by interest rates. The amount of such risk cannot be quantified, however, the current low level of market making positions does not indicate a material potential exposure.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2022, we had $40.4 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 25, 2022 except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2022 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On August 1, 2022, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 3,271,390 shares of common stock (with a fair value of $192 million) in exchange for an equivalent number of shares of member interests in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Below, we provide a progress update on our Sustainability and ESG programs.

We recently hired a Senior Director, Head of ESG and Sustainability to oversee our sustainability programs and to work with our ESG Board Committee. The Committee was established in early 2020 to (1) advise on our ESG strategy, (2) track ESG initiatives throughout the Company, (3) provide training to our employees on ESG topics, and (4) ensure that the Board of Directors is apprised of progress towards ESG initiatives through regular updates. Recently, we conducted a materiality assessment to identify key sustainability topics relevant to the Company to develop short- and long-term goals.

Further, as we rely on multiple vendors and partners globally, we recently hired a Director of Procurement to ensure responsible sourcing and supply chain activity. We are incorporating responsible sourcing in our procurement systems, policies and processes to properly evaluate prospective vendors and integrate ESG factors in the due diligence and pre-qualification processes.

We expanded our global regulatory monitoring to include upcoming changes to existing laws, rules and reporting requirements from ESG draft legislation. Our monitoring allows us to prepare and plan appropriate tools and governance responses to the rapidly changing ESG regulatory landscape.

Finally, we continue to enhance and embed our risk management processes in all our subsidiaries and functions. We have developed and continue to deploy a comprehensive and coordinated Enterprise Risk Management Framework designed to support effective identification, assessment, management, monitoring and reporting of financial and non-financial risks across the Company.

Human Capital and Social Initiatives

We strive to create a workplace that allows our employees to thrive within a healthy, engaged and empowered work environment that fosters the achievement of our objectives. In support of our employees and their overall wellbeing, we recently added new benefits for our employees in the U.S. These new benefits include a new parental leave policy that increases paid leave time for same sex, opposite sex and domestic partnership couples; enhanced benefits related to childbearing and adoption; childcare support through a third-party provider; healthcare travel reimbursement; and leadership coaching and training for managers globally.

Diversity, Equity, Inclusion (“DEI”)

We believe in the importance of workplace DEI and have established several employee support groups that help women and minorities on their personal growth and professional development at the Company. Our most recent additions to our Board of Directors include two minority women.

We also place great emphasis on attracting a diverse workforce. We recently completed extensive research on emerging communities with technology and software engineering talent to further support our growing customer base. As part of our engagement, inclusion and belonging initiatives post-pandemic, we recently launched a global mentoring program and we sponsored several wellness events at our offices around the world.

Community Support Initiatives

We continue to contribute to communities globally and over the last three years we have donated to many charitable organizations, including those offering food and support to people affected by COVID-19, seeking to advance medical solutions, among other community support initiatives.

Environmental Initiatives

We are actively reducing our global carbon footprint and implementing sustainable practices for our offices and data centers. We implemented a new greenhouse gas inventory process, initiated data collection on our offices and data centers, as well as data on our water management, waste and equipment recycling. We also procured renewable power sources for 18 of our offices and data centers, representing about 40% of our operational footprint.

ESG Integration onto Customer Platforms

Over the last two years, we expanded our suite of ESG investing and trading products by creating new tools and adding ESG features to existing ones. New tools and features include IMPACT by Interactive BrokersSM, the Impact Dashboard, ESG Scores, Charitable Giving - IBKR GIVESM, and Interactive Advisors' Socially Responsible Investing Portfolios. These products and tools allow our customers to view their investments through a financial lens while determining how they align with specific sustainability values. In addition, these tools provide conscientious investors with a comprehensive data for making more informed investment decisions.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 8, 2022