Form 10-K
period 2022-12-31
Interactive Brokers Group, Inc.
filed 2023-02-24
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5,264,574,692 computed by reference to the $55.01 closing sale price of the common stock on the Nasdaq Global Select Market, on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2023, there were 102,996,853 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

•the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic or another public health emergency; and

•other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 33 countries and 26 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider that executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2022, we had 2,820 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 24.5% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the terms “common stock” and “IBKR shares” refer to the Class A common stock of IBG, Inc.

We trace our roots to the market making business founded by our Chairman, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. We have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges and market centers since the early 1990s has allowed us to integrate our software with an increasing number of trading venues, creating automatically functioning, computerized platforms that require minimal human intervention. Over four decades of developing our automated trading platforms and automating many middle- and back-office functions have allowed us to become one of the lowest cost providers of broker-dealer services and to significantly increase the volume of trades we handle.

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

Our primary assets are our ownership of approximately 24.5% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 75.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,927,703	316,609,102	419,536,805

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering or directly to Holdings in exchange for the interests in IBG LLC being sold by Holdings. The common stock received from the Company is either distributed by Holdings to certain members in redemption of their Holdings interests or sold on behalf of such members in open market transactions, with the proceeds of such sales distributed by Holdings to certain members in redemption of their Holdings interests. From 2011 through 2022, the Company issued 37,478,697 shares of common stock (with a fair value of $1.7 billion) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single unified platform. We offer our customers access to all tradable classes of primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals and cryptocurrencies traded on more than 150 electronic exchanges and market centers in 33 countries and in 26 currencies seamlessly around the world. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to approximately 2.1 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we are especially attractive to sophisticated and active investors.

Our customers can access IBKR’s premier technology through the following trading platforms:

•Trader WorkstationSM (TWS) – The TWS is our flagship desktop trading platform, designed for active traders and investors who trade multiple products and require power and flexibility. The TWS Mosaic interface provides intuitive out-of-the-box usability with quick and easy access to comprehensive trading, order management, chart, watchlist and portfolio tools all in a single, customizable workspace.

•IBKR Mobile – The IBKR Mobile app provides powerful trading tools and the same market-moving information as our desktop TWS trading platform. Our mobile app provides the functionality needed to trade and manage accounts from anywhere.

•Client Portal – Client Portal is a streamlined web-based platform. It gives the customer access to every resource they need to trade, monitor and manage their account.

•IBKR GlobalTrader – IBKR GlobalTrader is a simple mobile trading app to trade stocks and options worldwide. Customers can deposit in their local currency and trade stocks at 90+ exchanges and options at 30+ market centers around the world. Customers can also trade select U.S. ETFs around the clock, plus cryptocurrencies like Bitcoin, Bitcoin Cash, Ethereum and Litecoin – all from their mobile device.

•IBKR APIs – For our more sophisticated customers, IBKR APIs allows them to build custom trading applications and automate any part of the trading process to their specifications. We offer APIs for every experience level from our easy-to-use Excel API to our institutional grade FIX API.

Our key product offerings include:

•IBKR ProSM is the core IBKR service designed for sophisticated investors. IBKR ProSM offers the lowest cost access to stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals and cryptocurrencies from a single unified platform with no added spreads, ticket charges, account minimums or platform fees.

•IBKR LiteSM provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs and low-cost access to global markets without required account minimums or platform fees to participating U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system.

•IBKR Universal accountSM – From a single point of entry in their IBKR Universal1 accountSM, our customers are able to transact in 26 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 150 electronic exchanges and market centers in 33 countries around the world seamlessly. Our offering features a suite of cash management services, including:

•Interactive Brokers Debit Mastercard® and Interactive Brokers Canada Prepaid Mastercard® Card – Interactive Brokers Debit Mastercard® and Interactive Brokers Canada Prepaid Mastercard® Card allow customers to spend and borrow directly against their account at lower interest rates than credit cards, personal loans and home equity lines of credit, with no monthly minimum payments and no late fees. Customers can use their card to make purchases and ATM withdrawals anywhere Debit Mastercard®2 or Prepaid Mastercard®2 are accepted around the world.

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

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 45,000 mutual funds worldwide, including more than 18,000 no-transaction-fee funds from more than 540 fund families.

•Bond Marketplace – The Bond Marketplace allows customers to search for the best yields from a vast universe of bonds from issuers in the Americas, Europe and Asia. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.

__________________________

1 U.S. regulations require securities and commodities activities to be conducted in separate accounts. Universal account refers to the consolidation of these accounts for display purposes only, enabling clients the ability to use a single platform to conduct trading activity and view consolidated activity and position information for all products and services offered.

2 Debit Mastercard® and Prepaid Mastercard® are trademarks registered to Mastercard International Incorporated Corporation, Delaware, 2000 Purchase Street, Purchase, New York 10577-2405.

•Cryptocurrency – Customers, including both individuals and advisors, can trade Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC) and Bitcoin Cash (BCH) through Paxos Trust Company, which executes, clears and custodies the cryptocurrencies, alongside other asset classes on a single unified platform.

•Fractional Trading – Fractional Trading allows customers to buy and sell any eligible U.S. or European stock (or ETF, where available), using either a specified cash amount or fractional shares, which are stock units that amount to less than one full share. With fractional shares, there is no minimum for European shares and customers can invest in U.S. shares with as little as $1.00. This functionality allows customers to experiment with trading and investing without committing substantial sums of money and learn about building and rebalancing diversified portfolios.

•U.S. Spot Gold – Customers can trade U.S. Spot Gold alongside other asset classes from a single unified platform. In addition, our customers have access to efficient pricing in quantities as small as one ounce and can request physical delivery of their U.S. Spot Gold position.

•No Transaction Fee Program for Exchange-Traded Funds – We offer a no transaction fee program for ETFs that reimburses IBKR ProSM customers and eligible non-U.S. customers for commissions paid on ETF shares held for at least 30 days.

•Event Contracts – IBKR EventTraderSM is our web-based platform for trading event contracts on select CME futures markets. IBKR EventTraderSM allows customers to trade their opinion about a specific question with a "yes" or "no" outcome.

•Overnight Trading Hours – Customers can trade select U.S. ETFs 23½ hours a day, five days a week, enabling them to react immediately to market-moving news and conveniently trade at almost any time. It also provides customers in Asia with access to the U.S. Equity markets during their trading day.

For all customers, our platform offers:

•Low Costs – We provide our customers with among the industry’s lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our IBKR ProSM customers benefit from our advanced routing of orders designed to achieve the best available trade price. In addition, customers earn interest on their uninvested cash balances above $10,000 (or the equivalent in foreign currency).

•IB SmartRoutingSM – IB SmartRoutingSM retains control of the customer’s order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer’s order to achieve optimal execution and among the lowest execution and commission costs in the industry. We offer Transaction Cost Analysis reporting to allow customers to track execution performance using multiple criteria. Our IBKR ProSM customers benefit from our advanced order routing technology for all trades, while our IBKR LiteSM customers benefit from this technology for their trades in products not eligible for IBKR LiteSM.

•Automated Risk Controls – Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes and across all currencies. Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we attempt to automatically liquidate positions to bring the customer’s account into margin compliance. This is done to protect us, as well as the customer, from excessive losses.

•Flexible and Customizable System – Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers can conveniently access their accounts through our IBKR Mobile platforms.

•Securities Financing Services – We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. In addition, our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash or U.S. Treasury securities collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers interest on the collateral value generally equal to 50% of the income we earn from lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.

•Block Trade Desk – We offer broker-assisted trading through our Corporate Bond and Stock and Option block order desks. The desks help traders execute large or complex orders and monitor trades when customers are unable to do so. The desks source liquidity, bring SPX color from the pit, offer price discovery services, and help customers calibrate and execute complex algo trading strategies.

•IBKR Campus – IBKR Campus helps customers learn about the markets, products, and tools available through our platforms. IBKR Campus offers self-directed courses at the Traders’ Academy; live and recorded webinars; our Traders’ Insight market commentary blog; IBKR Podcasts, a new podcast series that interviews thought leaders from across the financial industry; the IBKR Quant Blog; and our Student Trading Lab, in which educators bring real-world trading experiences to their classroom. In addition, we provide content to Coursera, an online provider of learning content, for a certificate program called Practical Guide to Trading.

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

Analytical offerings on our platform include:

•IBKR GlobalAnalystSM – Our IBKR GlobalAnalystSM tool, designed for investors who are interested in international portfolio diversification, helps find new opportunities to diversify an investor’s portfolio and discover undervalued companies that may have greater growth potential. The relative value of global stocks by region, country, industry or individually can be compared, and metrics displayed in one of 26 currencies. IBKR GlobalAnalystSM can search across business sectors and allows for filtering by region, country and market capitalization.

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

•Carbon Offsets – Using the IMPACT App, U.S. customers can offset their carbon emissions by purchasing carbon offsets and can use the Carbon Offsets tool to select from either greenhouse-gas emitting activities related to household, transportation and food, or enter a specific amount of carbon to offset. We source and retire the carbon credits at the appropriate registries enabling customers to fully or partially offset their carbon footprints.

•Socially Responsible Investing (SRI) Portfolios – Interactive Advisors offers customers a selection of value portfolios grouped into Better Planet, Social Justice and Responsible Management categories. Customers can also customize any of their portfolios to exclude companies whose business practices concern them.

•Interactive AnalyticsSM and IB Option AnalyticsSM – We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 100 sophisticated order types and algorithms. We also provide a real-time option analytics window that displays values reflecting the rate of change of an option’s price with respect to a unit change in each of several risk dimensions.

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

For introducing brokers and advisors, we offer:

•White Branding – Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology to offer to their customers a complete global range of services and products.

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

•delivery of customer information, such as confirmations, customizable real-time account statements, audit trails and regulatory trade reporting;

•compliance;

•customer service; and

•risk management through automated real-time credit management of all new orders and margin monitoring.

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems and in response to changing market conditions, we continuously rewrite and upgrade our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are relatively low because the employees who oversee the development of the software are often the same employees who design the application, evaluate its performance, and participate along with our quality assurance professionals in our robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

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

Our company is technology-focused, and our management team is hands-on and technology-savvy. Most members of the management team participate in algorithm design and supervise the creation of detailed specifications for new applications. The development queue is prioritized and highly disciplined. Progress on programming initiatives is generally tracked on a bi-weekly basis by the Steering Committee and other committees consisting of senior executives. This enables us to prioritize key initiatives and achieve rapid results. All new business involves a software development project. We generally do not engage in any business that we cannot automate and incorporate into our platform prior to entering the business.

We achieve a rapid software development and deployment cycle by leveraging a highly integrated, object-oriented development environment. The software code is modular, with each object providing a specific function and being reusable in multiple applications. New software releases are tracked and tested with proprietary automated testing tools. We are not hindered by disparate and often limiting legacy systems assembled through acquisitions. Virtually all our software has been developed and maintained with a unified purpose.

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

We calculate margin requirements for each of our customers on a real-time basis across all product classes (stocks, options, futures, forex, bonds, mutual funds, ETFs and other financial instruments) and across all currencies. Recognizing that our customers generally are experienced investors, we expect our customers to manage their positions proactively, and we provide tools to facilitate our customers’ position management. However, if a customer’s equity falls below what is required to support that customer’s margin, we will automatically liquidate positions on a real-time basis to bring the customer’s account into margin compliance. We do this to protect ourselves, as well as the customer, from excessive losses. These systems further contribute to our low-cost structure. The entire credit management process is automated.

As a safeguard, all liquidations are displayed on custom built liquidation monitoring screens that are part of the toolset our risk management professionals use to minimize market exposure. In addition, our risk management staff uses these displays to monitor the performance of our risk systems at all times across all open markets around the world. Should our systems absorb erroneous market data from exchanges that prompt liquidations, our risk specialists have the capability to temporarily halt liquidations that meet specific criteria. The liquidation halt function is highly restricted.

Our customer interfaces include color coding on the account screen and pop-up warning messages to notify customers that they are approaching their margin limits. This feature allows customers to take action, such as entering margin reducing trades, to avoid having their positions liquidated under our automated liquidation algorithm. These tools and real-time margining aid our customers in understanding their trading risk at any moment of the day and help us maintain low commissions.

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

With respect to our remaining market making activities, we employ certain hedging and risk management techniques to protect us from a severe market dislocation. Our automated system evaluates and monitors the risks inherent in our portfolio, assimilates market data and reevaluates the outstanding quotes in our portfolio many times per second. Our model automatically rebalances our positions throughout each trading day to manage risk exposures. Under risk management policies implemented and monitored primarily through our computer systems, reports to management, including risk profiles, profit and loss analysis and trading performance, are prepared on real-time and periodical bases. Although our remaining market making activities are completely automated, the trading process and risk exposures are monitored by a team of individuals who, in real-time, observe various risk parameters of our consolidated positions.

Operational Risk and Controls

We manage the operational risk inherent in our business and limit potential exposure to operational incidents by maintaining robust and comprehensive controls. Our control environment is designed to ensure that services and controls are resilient during periods of operational stress (e.g., extreme market volatility) and business disruptions. These controls are periodically assessed for both design appropriateness and operating effectiveness by our Enterprise Risk Management and Internal Audit functions. In addition, an Independent Service Auditor annually examines our brokerage operations system and the suitability of the design and operating effectiveness of the related controls (System and Organizational Controls 1 Report).

We have automated the full cycle of controls surrounding our businesses. Key automated controls include the following:

•Our technical operations team continuously monitors our network and the proper functioning of each of our nodes (exchanges and market centers, internet service providers (“ISPs”), leased customer lines and our own data centers) around the world.

•Our real-time credit manager software provides pre- and post-execution controls by:

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

When a trade is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or to the market making system, generally within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management and funds receipt and disbursement.

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, then immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. For example, for U.S. options, IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and in that event enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, and we absorb the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders in our automated trading system (“ATS”). As the system continues to gain more users, IB Smart RoutingSM and the IBKR ATS facilities become more important for customers in a world of multiple exchanges, market centers and penny-priced orders because it increases the possibility of best executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use less sophisticated routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), The Depository Trust and Clearing Corporation, the Chicago Mercantile Exchange Clearing House, and ICE Clear U.S. In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Norway, India, Hong Kong, Japan and Australia.

Customers

Our customers primarily fall into two groups based on services provided, both of which take advantage of our low commissions as well as our best price execution. Cleared customers, the large majority of our customers, use our trade execution and clearing services, low financing rates, high interest paid (when available) and, under our IBKR LiteSM offering, commission-free trades. Non-cleared customers use our trade execution services while choosing to clear with another prime broker or a custodian bank.

We currently service approximately 2.09 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction and financing costs. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms and introducing brokers and banks that require global access. No single customer represented more than 1% of our commissions in 2022.

Human Capital

We aim to consistently attract, develop and retain key employees to achieve our objectives. As of December 31, 2022, we had 2,820 full-time employees worldwide. We offer competitive compensation and comprehensive benefit programs that aim to meet the needs of our employees. In support of our employees and their overall wellbeing, we recently added new benefits for our employees in the U.S. These benefits include a parental leave policy that increases paid leave time for same-sex, opposite-sex and domestic partnership couples; enhanced benefits related to childbearing and adoption; subsidized backup childcare support through a third-party provider; and healthcare travel reimbursement.

Social Initiatives

In response to the residual effects of the pandemic, we piloted new programs to support the well-being of our staff. These programs include a mental health program operated by an external specialist and a new communication and engagement platform with digital communities to support the external activities of interest to our staff. In 2022, we rolled out a global mentorship program and more than 120 mentors joined to provide peer-to-peer career support. We continue to solicit employee feedback on our programs through engagement surveys that help us refine our program initiatives.

Giving back to the communities where we operate is important to us. We continue to partner with Fidelity’s Workplace Giving platform to allow our employees to support the local causes and community efforts that are most important to them. We have donated funds globally to support community efforts in alleviating poverty, disaster relief, education and medical research, among other causes.

Employee and Leadership Development

We are committed to the development of our employees by providing them a variety of opportunities to grow and succeed in their careers. Our Learning and Development team offers robust training programs globally. Our online training platform offers over 600 courses available on demand. In 2022, we launched a Leadership Training Series to support the development of our managers’ communication and project management skills. Over 120 leaders across the Company have completed the training.

We require that our staff complete mandatory training in a number of areas to ensure that the Company complies with external regulations and internal policies. This training is hosted on our platform, and progress and completion of the training is closely monitored. Topics include a number of regulatory and compliance requirements, such as compliance with Anti-Money Laundering, Anti-Bribery and Corruption, and sanctions laws, as well as cybersecurity and privacy issues and concerns, all of which is in line with our internal policies. Training is administered to all relevant employees globally, reaching more than 98% of our staff. In 2022, our employees received an average of 14 hours of training, an 80% increase over the previous year.

We also provide internship programs for college and high school students to promote their early-stage career development through exposure to our projects and working culture.

Diversity, Equity and Inclusion

We believe that a diverse leadership and workforce enriches our employees’ and customers’ experience. As a global company, we have a diverse workforce worldwide. We have established several employee resource groups to promote personal growth and professional development for women, minorities and others at the Company. These include our Women’s Resource Group, Military Veterans and Families Group, and Pride Network. Our recently launched global mentoring program helps support these efforts. Our Board of Directors includes two minority women.

In 2022, we completed research on colleges and universities with diverse student populations to recruit top technology and software engineering talent to further improve the makeup of our team. We continue to use specialty recruitment platforms and we have enhanced our job postings to attract a diverse workforce.

Environmental and Social

Our Board’s ESG Committee provides ongoing leadership governance for ESG strategy and initiatives throughout the Company. Our Head of ESG and Sustainability oversees our sustainability programs and continues to work with our Chief Executive Officer and ESG Board Committee to advance our programs. In 2022, we added two global sustainability committees for thought leadership, advocacy and implementation of our new sustainability initiatives.

Recent Developments

We conducted a materiality assessment to identify key sustainability topics relevant to the Company to develop short- and long-term goals. As a result, we are focusing on three key areas: our environmental footprint; our internal and external people programs; and our corporate governance. In 2022, we drafted our Environmental and Social Policy Statement, Vendor Code of Conduct, and Procurement Policy, with implementation plans set for 2023. The three new policies align with and reinforce our Code of Business Conduct and Ethics. Additionally, in 2022, we updated our communications and improved access to our third-party service provider, EthicsPoint® by Navex, to encourage our employees, customers and vendors to report any potential concerns, including violations of legal requirements or unethical behavior.

We adopted a new procurement system in 2022 to evaluate vendors material to our business. Vendor lifecycle management includes vendor identification, risk assessment, due diligence, selection, onboarding, contracting, performance management, governance, compliance and offboarding of vendors and can track sustainability data and requirements.

Environment

In 2022, we invested in a Greenhouse Gas solution to help us inventory and analyze our Scope 1 and Scope 2 emissions. We continue to implement sustainable practices that help protect the environment. Most of our offices have completed an environmental review to assess current and best practices for energy, water and waste management. We also procured renewable power sources for 23 of our offices and data centers, representing about 46% of our operational footprint. The Company uses third-party providers for data centers. Worldwide, 64% of these data centers use renewable power provided directly through the landlord.

New ESG Tools and Features for our Customers

Over the last two years, we expanded our suite of ESG investing and trading products by creating new tools and adding ESG features to existing ones. New tools and features include the IMPACT App, the Impact Dashboard, ESG Scores, Charitable Giving - IBKR GIVESM, and Interactive Advisors’ Socially Responsible Investing Portfolios. These products and tools allow our customers to view their investments through a financial lens while determining how they align with their specific sustainability values. In addition, these tools provide conscientious investors with comprehensive data for making more informed investment decisions.

Competition

The market for electronic brokerage services is rapidly evolving and highly competitive, and we expect it to remain so. The environment in which we operate has a broad array of competitors ranging from large integrated banks to online brokers to early-stage private companies. Our primary competitors, both in the U.S. and abroad, are other companies that provide electronic brokerage, prime brokerage, and financial advisor and introducing broker products and services. We compete based on numerous factors, including transaction execution, customer experience, products and services, technological excellence and innovation, reputation, global access and price. Since our inception, we have been driven to transforming the electronic brokerage business through automation and innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. We believe these are significant differentiators that set us apart from our competitors.

We experience competition in hiring and retaining qualified employees. The market for qualified personnel in our business is highly competitive and, at various times, the demand in the market for different functions and roles can become especially high, which may oblige us to pay more to attract and retain talent. We also compete on non-monetary forms of compensation, providing what we believe to be a robust set of benefits to our employees.

Regulation

Our securities and derivatives businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, and numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated order routing, custodial, customer onboarding and transaction processing systems, and augment these systems with experienced staff members.

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

As of December 31, 2022, aggregate excess regulatory capital for all of the operating subsidiaries was $8.7 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2022.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$6,425	$661	$5,764
IBKRFS	558	12	546
IBHK	945	200	745
Other regulated operating subsidiaries	1,851	255	1,596
	$9,779	$1,128	$8,651

As of December 31, 2022, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK, IBIE, IBCE, IBI, IBHK, IBSJ, IBSG and IBA are subject to similar requirements within their respective jurisdictions.

To further enhance the protection of our customers’ assets, IB LLC performs daily (i.e., instead of the required weekly) customer reserve computations along with daily adjustments of the money set aside in safekeeping for our customers.

Supervision and Compliance

Our Compliance department supports and seeks to ensure proper operations of our business in accordance with applicable regulatory requirements. The philosophy of the Compliance department, and the Company as a whole, is to build automated systems to try to minimize manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, surveillance of customer trading for market manipulation or abuse or violations of exchange rules, and anti-money laundering and anti-fraud surveillance in line with our anti-money laundering policies. Our automated operations and automated compliance systems provide substantial efficiencies to our Compliance department. As part of this continuing effort, we have implemented a robust case management and surveillance system and increased our Compliance staffing over the past several years to meet the growing regulatory burdens faced by all industry participants.

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

As required by the USA Patriot Act and other rules, we have established comprehensive AML and customer identification procedures; designated AML Compliance Officers for each electronic brokerage subsidiary; provided formal AML training to our AML, client facing, and other relevant employees; and conducted regular independent audits of our AML programs. Our AML screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government sanction lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists and several other global, U.N., EU and other non-U.S. sanction lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading or higher risk patterns of money movement. We generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation or abuse, fraud and other suspicious activities.

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

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster, climate-related event or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built backup capabilities for key operations performed at our regional offices in North America, Europe and Asia that would be utilized in the event of a significant outage at our main data center or primary office locations. In addition, we have strengthened our technical infrastructure and have built redundancy of systems so that most operations can be handled from multiple offices or remotely. In light of the COVID-19 pandemic, we have substantially enhanced this infrastructure and our remote access capabilities so that most employees, including all with critical job functions, can work remotely. We continually evaluate opportunities to further our business continuity planning efforts.

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

Executive Officers and Directors of Interactive Brokers Group, Inc.

The table below presents the names, ages and positions of our current directors and executive officers as of December 31, 2022.

Name	Age	Position
Thomas Peterffy	78	Chairman of the Board of Directors
Earl H. Nemser	76	Vice Chairman and Director
Milan Galik	56	Chief Executive Officer, President and Director
Paul J. Brody	62	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	67	Executive Vice President and Chief Information Officer
Lawrence E. Harris	66	Director
Gary Katz	62	Director
Philip Uhde	37	Director
William Peterffy	33	Director
Nicole Yuen	60	Director
Jill Bright	60	Director

Thomas Peterffy – Mr. Peterffy, our founder, has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual marker maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

Earl H. Nemser – Mr. Nemser has been our Vice Chairman since November 2006. Mr. Nemser has been the Vice Chairman of IBG LLC and its predecessors since 1988 and serves as a director and/or officer for various subsidiaries of IBG LLC. Mr. Nemser serves as an Independent Advisor to the law firm Dechert LLP. Mr. Nemser served as Special Counsel to Dechert LLP from January 2005 to October 2018. Prior to such time, Mr. Nemser served as Partner at the law firms of Swidler Berlin Shereff Friedman, LLP from 1995 to December 2004 and Cadwalader, Wickersham & Taft LLP prior to 1995. Mr. Nemser received a Bachelor of Arts degree in economics from New York University in 1967 and a Juris Doctor, magna cum laude, from Boston University School of Law in 1970.

Milan Galik – Mr. Galik joined us in 1990 as a software developer and has served as the Chief Executive Officer of the Company since October 2019. Mr. Galik has also served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of IBKR Securities Services LLC since April 1998 and serves as a member of the board of directors of the Boston Options Exchange. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

Paul J. Brody – Mr. Brody has been our Chief Financial Officer, Treasurer and Secretary since November 2006. Mr. Brody joined the Company in 1987 and has served as Chief Financial Officer of IBG LLC since December 2003. Mr. Brody serves as a director and/or officer for various of our subsidiaries. From 2005 to 2012, Mr. Brody served as a director, and for a portion of the time as member Vice Chairman, of The Options Clearing Corporation, of which Interactive Brokers LLC and IBKR Securities Services LLC are members. Mr. Brody also served as a director of Quadriserv Inc., an electronic securities lending platform provider, from 2009 to 2015. Mr. Brody received a Bachelor of Arts degree in economics from Cornell University in 1982.

Thomas A. Frank – Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President and Chief Information Officer of Interactive Brokers LLC. In addition, Dr. Frank has served as Vice President of IBKR Securities Services LLC since December 1990. Dr. Frank has served as a director of The Options Clearing Corporation, since 2015. Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Lawrence E. Harris – Dr. Harris has been a director since July 2007 and lead independent director since July 2012. Dr. Harris is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Clipper Fund, director of the Selected Funds, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago, and is a CFA charterholder. Dr. Harris is an expert in the economics of securities market microstructure and the uses of transactions data in financial research. Dr. Harris has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

Gary Katz – Mr. Katz has been a director since January 2017. Mr. Katz was the President and Chief Executive Officer of the International Securities Exchange (“ISE”) from 2008 to 2016 and a co-founder of ISE. Mr. Katz was one of the principal developers of the unique options market structure – an auction market on an electronic platform – used by three options exchanges (ISE, ISE Gemini and ISE Mercury) and was named as inventor or co-inventor on six patents that the ISE received or applied for relating to its proprietary trading system and technology. Mr. Katz served on the Executive Board of Eurex and on the Board of Directors of The Options Clearing Corporation, where he chaired the Board’s newly formed Technology Committee. Mr. Katz also served on the Board of Directors of Direct Edge. Mr. Katz graduated from New York University with a master’s degree in Statistics with Distinction and a bachelor’s degree from Queens College. Mr. Katz is currently Chairman of the board of Farmer’s Pantry LLC, a company in the consumer goods industry and also serves on the board of STRS, LLC, a start-up in the financial industry meeting the unique needs of credit card issuers and merchants. Mr. Katz is also Chairman of Mercaz Academy, a private elementary school located in central Long Island, New York.

Philip Uhde – Mr. Uhde is an investor. From 2012 through 2020 he managed Echinus Partners, an approximately $1.5 billion investment partnership making concentrated, long-term investments in the public markets. Mr. Uhde has led many investments in financial services companies, including Moody’s, S&P Global, Fimalac (Fitch), Visa, Mercadolibre, Guidewire and Interactive Brokers. Prior to founding Echinus Partners, Mr. Uhde was a member of the investment team at SPO Partners, an investment partnership founded in 1969. Mr. Uhde received a BA in Economics and East Asian Studies from Yale University in 2008. During the course of his investment in Interactive Brokers, Mr. Uhde has made in-depth studies into various aspects of the Company’s business with numerous recommendations to management.

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

Jill Bright – Ms. Bright has over three decades of experience in human resources management and administration. She has served as Chief Administrative Officer for LionTree LLC as well as for Condé Nast, led Human Resources & Administration for Sotheby’s and spent over five years in Human Resources at American Express. She is currently a Board Director and Chair of the Compensation Committee for WOW Internet & Cable and also serves on the boards of two private companies, NYC-based Simulmedia and Grand Rapids-based Service Express. Ms. Bright completed her MBA at New York University's Stern School of Business and was appointed to the Quadrennial Advisory Commission, evaluating and making compensation recommendations for elected New York City Officials under Mayor de Blasio.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 103 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 317 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 90.5% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 75.5% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our board of directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

Moreover, because of Mr. Peterffy’s substantial ownership, we are eligible to be and are, treated as a “controlled company” for purposes of the Nasdaq Marketplace Rules. As a result, we are not required by Nasdaq to have a majority of independent directors or to maintain Compensation and Nominating and Corporate Governance Committees composed entirely of independent directors to continue to list the shares of our common stock on Nasdaq. Our Compensation Committee is comprised of Messrs. Thomas Peterffy (Chairman of the Compensation Committee), Earl H. Nemser (our Vice Chairman) and Milan Galik (our Chief Executive Officer). Mr. Peterffy’s membership on the Compensation Committee may give rise to conflicts of interests in that Mr. Peterffy is able to influence all matters relating to executive compensation, including his own compensation.

We are dependent on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 24.5% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering (“IPO”) and certain subsequent redemptions of Holdings membership interests.

In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. In connection with redemptions of Holdings membership interests, we acquired additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the “Redemptions”). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and the subsequent purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase will be approximately equal to the amount by which our stock price at the time of the purchase exceeds the income tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis will result in increased deductions in computing our taxable income and resulting tax savings for us generally over the 15-year period which commenced with the initial purchase and subsequent purchases, respectively. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire, with the balance to be retained by us.

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $1.9 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2022, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $11.4 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $11.4 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2022.

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

The impact of the COVID-19 pandemic or another public health emergency may have a material adverse impact on our business and results of operations.

In March 2020, the World Health Organization recognized the outbreak of COVID-19 caused by a novel strain of the coronavirus as a pandemic. The pandemic has affected all countries in which we operate. The response of governments and societies to the COVID-19 pandemic, which included temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, significantly impacted volatility in the financial, commodities and energy markets, and general economic conditions. These measures may have negatively impacted businesses, market participants, our counterparties and customers, and the global economy and could continue to do so for a prolonged period of time.

Our net interest income and profitability could be negatively affected by lower benchmark interest rates caused by central banks lowering target benchmark rates in an attempt to buffer their economies from new COVID-19 outbreaks or another public health emergency.

A substantial portion of our employees were impacted by local COVID-19 restrictions. After such restrictions were lifted, we reopened our offices to all employees and adopted a hybrid work model for our offices globally. As a result, any disruption to our information technology systems, including from cyber incidents, could have a material adverse effect on our business. We have taken measures to maintain the health and safety of our employees, but widespread illness could negatively affect staffing levels within certain functions or locations. In addition, our ability to recruit, hire and onboard employees could be negatively impacted by new COVID-19 restrictions or another public health emergency.

The impact of the COVID-19 pandemic, including from subsequent outbreaks or new variants, or from another public health emergency, on our future financial results could be significant but currently cannot be quantified, as it will depend on numerous evolving factors that cannot be accurately predicted, including, but not limited to, the duration and spread of the pandemic; its impact on our customers, employees and vendors; governmental regulations in response to the pandemic; and the overall impact of the pandemic on the economy and society, among other factors. Any of these events, alone or in combination with others, could exacerbate many of the risk factors discussed or incorporated by reference herein and could have a material adverse effect on our business, financial condition and results of operations.

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

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. IBC, IBUK, IBIE, IBKRFS, IBCE, IBHK, and IBSG are subject to similar change in control regulations promulgated by the IIROC in Canada, the FCA in the United Kingdom, the CBI in Ireland, the CSSF in Luxembourg, the FINMA in Switzerland, the MNB in Hungary, the SFC in Hong Kong, and the MAS in Singapore, respectively. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

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

With respect to our direct market access brokerage business, the market for electronic and interactive bidding, offering and trading services in connection with equities, options and futures is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Our current and potential future competition principally comes from five categories of competitors:

•prime brokers who, in an effort to satisfy the demands of their customers for hands-on electronic trading facilities, universal access to markets, smart routing, better trading tools, and lower commissions and financing rates, have embarked upon building such facilities and product and service enhancements;

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

•software development firms and vendors who create global trading networks and analytical tools and make them available to brokers; and

•traditional brokers.

In addition, we compete with financial institutions, mutual fund sponsors and other organizations, many of which provide online, direct market access or other investing services. A number of brokers provide our technology and execution services to their customers, and these brokers can become our competitors if they develop their own technology. Some of our competitors in this area have greater name recognition, longer operating histories and significantly greater financial, technical, marketing and other resources than we have and offer a wider range of services and financial products than we do. Some of our competitors may also have an ability to charge lower or zero commissions. We cannot assure you that we will be able to compete effectively or efficiently with current or future competitors. These increasing levels of competition in the online trading industry could significantly harm this aspect of our business.

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

During 2022, approximately 31% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations are also potentially vulnerable to damage or interruption from human error, cyber-attacks, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant systems, and our formal business continuity plan does not include restoration of all services. Our backup services are currently limited to U.S. and major European markets. We currently have limited separate backup facilities dedicated to our non-U.S. operations. It is our intention to provide for and progressively deploy backup facilities for our global facilities over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

Failure of third-party systems on which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, banking systems, cryptocurrency systems, Internet services, third-party identity verification services, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, cyber-attacks, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet or the electronic brokerage industry in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our estimated annual losses from reimbursements to customers whose accounts have been negatively affected by unauthorized access have historically been less than $ 500,000 annually and were significantly reduced since the widespread introduction of our Secure Login System. Our current insurance program may protect us against some, but not all, of such losses. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or electronic brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to the risk of loss if a customer, counterparty or issuer fails to perform its obligations under contractual terms. Our counterparty risk is primarily from margin loans extended to customers, securities purchased under agreements to resell (“repos”), securities borrowing and lending arrangements, cash and/or collateral deposited with clearing houses, exchanges, banks, securities firms and other financial counterparties, all of which may result in credit exposure in the event the counterparty defaults on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

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

Repos are collateralized by securities with a market value in excess of the obligation under the contract and are cleared and marked to market through a central clearing counterparty.

Securities lending agreements are collateralized by deposits of cash or securities. We attempt to minimize credit risk associated with these activities by monitoring collateral values daily and requiring additional collateral to be deposited with or returned to us as permitted under contractual provisions. Similarly, over-the-counter transactions, such as contracts for differences (“CFDs”), are marked to market daily and are conducted with counterparties that have undergone a thorough credit review. Any loss or expense incurred due to defaults by our counterparties in failing to fulfill their contractual obligations would cause harm to our business, financial condition and results of operations.

In addition, as a clearing member of several central clearing houses, we participate in the mutualization of risk and could incur financial losses in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

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

Because our revenues and profitability depend on trading volume and interest rate levels, they are prone to significant fluctuations and are difficult to predict.

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the U.S. and abroad, and on the general level of interest rates. In the past, our revenues and operating results have varied significantly from period to period primarily due to movements and trends in the underlying markets and to fluctuations in trading and interest rate levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

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

These risks may limit or restrict our ability to either resell securities we purchased or to repurchase securities we sold. In addition, we may experience difficulty borrowing securities to make delivery to purchasers to whom we sold short, or lenders from whom we have borrowed. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry or traded in a particular market. Such a concentration could result in higher trading losses than would occur if our positions and activities were less concentrated.

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

A loss event incurred by the CSP may adversely impact our operating results.

In March 2022, the SEC published Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive accounting and disclosure guidance to entities that have obligations to safeguard crypto-assets held for their platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability to reflect its obligation to safeguard the crypto-assets held for its platform users and a corresponding safeguarding asset on its balance sheet, even when the entity does not control the crypto-assets.

We operate a trading platform that allows our customers to access a digital asset exchange and custody services provided by a third-party CSP to buy, sell and hold crypto-assets in an account in the customer’s name at the CSP. We do not provide execution, custody or safeguarding services for the customers’ crypto-assets and do not maintain (or have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor do we have any legal title or claim to those crypto-assets. The CSP is responsible for securing the customers’ crypto-assets and protecting them from loss or theft. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

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

Pursuant to SAB 121, we measure the crypto-asset safeguarding liability and the corresponding safeguarding asset at the fair value of the crypto-assets held by the CSP for our customers. Because, under the guidance, the measurement of the safeguarding asset shall take into account any potential loss events, if the CSP were to suffer a loss event that impacted our customers’ crypto-assets held by the CSP, then (subject to consultation with the SEC’s Office of the Chief Accountant) we may be required to recognize a reduction in the value of the safeguarding asset at the time of the CSP’s loss event, without recognizing a corresponding reduction in the value of the safeguarding liability, even though we have no legal obligation to our customers with respect to the crypto-assets held by the CSP. The recognition of such loss event could have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease office and data center facilities in 27 cities throughout the world where we conduct our operations as set forth below. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The table below presents certain information with respect to our leased facilities as of December 31, 2022.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	100,871	Office space and data center
New York, NY	16,940	Office space
Other (9 locations)	39,262	Office space and data center

Europe
Zug, Switzerland	39,240	Office space and data center
Budapest, Hungary	36,202	Office space
Dublin, Ireland	17,982	Office space
London, United Kingdom	12,969	Office space
Tallinn, Estonia	12,731	Office space
Other (2 locations)	10,610	Office space

Asia - Pacific
Mumbai, India	81,553	Office space
Hong Kong	26,020	Office space and data center
Other (6 locations)	18,974	Office space

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

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 150 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure in light of increasing regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on Nasdaq. As of February 16, 2023, there were 26 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2017 to December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
250
200
150
100
50
-
12/30/2017
3/30/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022

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

Use of Proceeds

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2022, the Company issued 320,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On August 1, 2022, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-240121) with the SEC to issue 3,271,390 shares of common stock (with a fair value of $192 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees, IBG, Inc.’s interest in IBG LLC has increased to approximately 24.5%, with Holdings owning the remaining 75.5% as of December 31, 2022. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of December 31, 2022. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2022. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	1,235,009
Total	—	—	1,235,009

___________________________

(1)Amount represents restricted stock units available for future issuance of grants under the Company’s amended 2007 Stock Incentive Plan. The Company intends to submit for shareholder approval to authorize additional restricted stock units in the future as needed to maintain its equity compensation plans.

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

Business Overview

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, ETFs, registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 33 countries and 26 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider that executes, clears and custodies the cryptocurrencies.

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

Our customer base is diverse with respect to geography and type. Currently, approximately 79% of our customers reside outside the U.S. in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 59% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

Equities markets around the world were predominantly down in 2022, with major equity market indices in the U.S., Europe and Asia falling by double digits. This declining market backdrop occurred in the face of inflation, rising interest rates worldwide, fears of recession and unpredictable geopolitical uncertainty. Individual investors, who had helped drive equities markets higher in the prior year, were less engaged with them as economic conditions weakened in 2022.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year:

Global trading volumes. According to industry data, in 2022 average daily volume in U.S. exchange-listed equity-based options increased by 5%, U.S. futures by 19% and U.S. listed cash equities volume by 4%, over the prior year.

Various market cross-currents led to mixed results across our major product types: customer options, futures and foreign exchange volumes were up 3%, 33% and 18%, respectively, while stock volumes declined 58% compared to 2021. Volumes rose in financial futures, particularly foreign exchange and equity index futures, as higher inflation, a stronger U.S. dollar and investors looking to benefit from rising volatility drove this increase during the period. While stock trading volumes remain significantly higher than pre-pandemic levels, in 2022 they were below the unusually high levels of stock trading seen in 2021, a period dominated by trading in “meme” stocks and low-priced stocks generally.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), rose 32%, from an average of 19.7 in 2021 to 26.0 in 2022. Volatility increased as numerous cross-currents, from inflationary pressures, changing central interest rate policies, unpredictable world economies and geopolitical uncertainty, impacted markets worldwide.

In general, higher volatility improves our performance because it often correlates positively with customer trading activity across product types. In 2022, higher options and futures volumes in a period of elevated volatility demonstrated the continuing benefit of more participants in the financial markets and their increasing comfort with these exchange-listed derivative products, which can be used to manage risk amid heightened and ongoing geopolitical and interest rate uncertainty.

Interest Rates. In 2022, interest rates rose in a steady series of increases from the zero to 0.25% range that had been targeted for two years prior to March 2022. Over the course of 2022, the U.S. Federal Reserve increased the federal funds rate seven times, ending 2022 with a target range of 4.25% to 4.50%. By year end, the U.S. Treasury yield curve became inverted, with long-term rates markedly lower than short-term rates. In nearly every country, interest rates also rose in 2022 as central banks sought to control inflationary pressures.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in U.S. government securities and related instruments. The environment of uncertainty over future U.S. Federal Reserve rate policy has led us to maintain a short duration investment profile, so that additional rate increases present more opportunities for interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so rising rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Increasing rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also increased their interest rates in recent months. We believe the attractive rates we pay on customer cash are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased significantly compared to the prior year as the average federal funds effective rate increased to 1.68% in 2022 from 0.08% in 2021. During an extended period prior to 2022, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Benchmark interest rates over 50 basis points eliminate this spread compression and lead to higher net interest income.

Higher interest rates contributed to a 45% rise in net interest income over the prior year. Combined with increases in average interest-earning assets, particularly in segregated cash balances, these higher rates led to a widening of our net interest margin from 1.17% in 2021 to 1.53% in 2022.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. In 2022, the value of the GLOBAL, as measured in U.S. dollars, decreased 1.85% compared to its value at December 31, 2021, which had a negative impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Diluted earnings per share were $3.75 for the year ended December 31, 2022 (“current year”), compared to $3.24 for the year ended December 31, 2021 (“prior year”). Adjusted diluted earnings per share were $4.05 for the current year, compared to $3.37 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $3,067 million and income before income taxes was $1,998 million, compared to net revenues of $2,714 million and income before income taxes of $1,787 million in the prior year. Adjusted net revenues were $3,213 million and adjusted income before income taxes was $2,144 million, compared to adjusted net revenues of $2,780 million and adjusted income before income taxes of $1,853 million in the prior year.

The financial highlights for the current year were:

•Net interest income increased 45% from the prior year to $1,668 million, driven by higher benchmark interest rates and customer credit balances, despite a decline in margin lending balances.

•Commission revenue decreased 2% from the prior year to $1,322 million on lower customer stock trading volumes, partially offset by higher futures and options volumes.

•Other income decreased $105 million from the prior year. This decrease was mainly comprised of (1) $63 million related to our currency diversification strategy and (2) $39 million related to our U.S. government securities portfolio; partially offset by (3) a $16 million gain related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”).

•Pretax profit margin was 65%, down from 66% in the prior year. Adjusted pretax profit margin was 67% for both years.

In connection with our currency diversification strategy as of December 31, 2022, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $211 million (compared to a decrease of $134 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 1.85%, compared to its value as of December 31, 2021. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $100 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $111 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•The COVID-19 pandemic precipitated unprecedented market conditions with equally unprecedented social and community challenges. The impact of the COVID-19 or another public health emergency going forward will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2018	328,099		21,880		18,663		368,642		1,478
2019	302,289	(8%)	26,346	20%	17,136	(8%)	345,771	(6%)	1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905
2022	735,619	(16%)	70,049	-11%	32,863	1%	838,531	(15%)	3,347

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	408,406		151,762		210,257,186
2019	390,739	(4%)	128,770	(15%)	176,752,967	(16%)
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)

ALL CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	358,852		148,485		198,909,375
2019	349,287	(3%)	126,363	(15%)	167,826,490	(16%)
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)

CLEARED CUSTOMERS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	313,795		146,806		194,012,882
2019	302,068	(4%)	125,225	(15%)	163,030,500	(16%)
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%
2022	781,373	1%	202,145	33%	314,462,672	(58%)

___________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL TRANSACTIONS

	Options	%	Futures (1)%		Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2018	49,554		3,277		11,347,811
2019	41,452	(16%)	2,407	(27%)	8,926,477	(21%)
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)

___________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2022	2021	% Change
Total Accounts (in thousands)	2,091	1,676	25%
Customer Equity (in billions) (1)	$306.7	$373.8	(18%)

Cleared DARTs (in thousands) (2)	1,887	2,300	(18%)
Total Customer DARTs (in thousands) (2)	2,124	2,570	(17%)

Cleared Customers
Commission per Cleared Commissionable Order (3)	$2.83	$2.37	19%
Cleared Avg. DARTs per Account (Annualized)	206	339	(39%)

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

	Year-Ended December 31,
	2022	2021	2020

	(in millions, except share and per share amounts)
Revenues
Commissions	$1,322	$1,350	$1,112
Other fees and services	184	218	175
Other income (loss)	(107)	(2)	59
Total non-interest income	1,399	1,566	1,346

Interest income	2,686	1,372	1,133
Interest expense	(1,018)	(224)	(261)
Total net interest income	1,668	1,148	872
Total net revenues	3,067	2,714	2,218

Non-interest expenses
Execution, clearing and distribution fees	324	236	293
Employee compensation and benefits	454	399	325
Occupancy, depreciation and amortization	90	80	69
Communications	33	33	26
General and administrative	165	176	236
Customer bad debt	3	3	13
Total non-interest expenses	1,069	927	962
Income before income taxes	1,998	1,787	1,256
Income tax expense	156	151	77
Net income	1,842	1,636	1,179
Less net income attributable to noncontrolling interests	1,462	1,328	984
Net income available for common stockholders	$380	$308	$195

Earnings per share
Basic	$3.78	$3.27	$2.44
Diluted	$3.75	$3.24	$2.42

Weighted average common shares outstanding
Basic	100,460,016	94,167,572	79,939,289
Diluted	101,299,609	95,009,880	80,638,908

Comprehensive income
Net income available for common stockholders	$380	$308	$195
Other comprehensive income
Cumulative translation adjustment, before income taxes	(26)	(22)	26
Income taxes related to items of other comprehensive income	-	-	-
Other comprehensive income (loss), net of tax	(26)	(22)	26
Comprehensive income available for common stockholders	$354	$286	$221

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,462	$1,328	$984
Other comprehensive income - cumulative translation adjustment	(85)	(75)	98
Comprehensive income attributable to noncontrolling interests	$1,377	$1,253	$1,082

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2022	2021	2020

Revenues
Commissions	43%	50%	50%
Other fees and services	6%	8%	8%
Other income (loss)	(3%)	0%	3%
Total non-interest income	46%	58%	61%

Interest income	88%	51%	51%
Interest expense	(33%)	(8%)	(12%)
Total net interest income	54%	42%	39%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	11%	9%	13%
Employee compensation and benefits	15%	15%	15%
Occupancy, depreciation and amortization	3%	3%	3%
Communications	1%	1%	1%
General and administrative	5%	6%	11%
Customer bad debt	0%	0%	1%
Total non-interest expenses	35%	34%	43%
Income before income taxes	65%	66%	57%
Income tax expense	5%	6%	3%
Net income	60%	60%	53%
Less net income attributable to noncontrolling interests	48%	49%	44%
Net income available for common stockholders	12%	11%	9%

Year Ended December 31, 2022 (“current year”) compared to the Year Ended December 31, 2021 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $353 million, or 13%, compared to the prior year, to $3,067 million. The increase in net revenues was due to higher net interest income, partially offset by lower other income, other fees and services, and commissions.

Commissions

We earn commissions primarily from our cleared customers for whom we act as an executing and clearing broker and also from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. Instead of commission revenue, IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified. In 2022, 2021, and 2020 we generated 37%, 39% and 29%, respectively, of commissions from operations conducted by our subsidiaries outside the U.S.

Commissions for the current year decreased $28 million, or 2%, compared to the prior year, to $1,322 million, driven by lower customer trading volumes in stocks, partially offset by higher volumes in futures and options. Total customer futures and options contract volumes increased 33% and 3%, respectively, while stock share volume decreased 58% from unusually high trading volume, primarily in “meme” stocks and low-priced stocks generally, in the prior year. Total DARTs for cleared and execution-only customers, for the current year, decreased 17% to 2.1 million, compared to 2.6 million for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current year, decreased 18% to 1.9 million, compared to 2.3 million for the prior year. Average commission per commissionable order for cleared customers, for the current year, increased 19% to $2.83, compared to $2.37 for the prior year, as our customers’ trading volume mix resulted in higher per order commissions in options, stocks and forex.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, minimum activity fees, and other fees and services charged to customers.

Other fees and services, for the current year decreased $34 million, or 16%, compared to the prior year, to $184 million, driven by a $15 million decrease in minimum activity fees, which were discontinued for most account types effective July 1, 2021, a $15 million decrease in IPO-related fee income, and a $5 million decrease in exposure fees as customers reduced risk; partially offset by a $4 million increase in FDIC sweep fees due to higher benchmark interest rates.

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

Other income, for the current year, decreased $105 million, compared to the prior year, to a loss of $107 million. This decrease was mainly comprised of $63 million related to our currency diversification strategy, a $39 million mark-to-market loss on our U.S. government securities portfolio in the current year, and $7 million related to trading activities; partially offset by a $16 million smaller loss related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”).

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

Net interest income (interest income less interest expense), for the current year, increased $520 million, or 45%, compared to the prior year, to $1,668 million. The increase in net interest income was driven by higher benchmark interest rates and customer credit balances, despite a decline in margin lending balances.

Net interest income on customer balances, for the current year, increased $503 million, compared to the prior year, driven by an increase in the average federal funds effective rate to 1.68% from 0.08% in the prior year and a $10.9 billion increase in average customer credit balances; despite a $2.3 billion decrease in average margin lending balances. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

In the current year, average securities borrowed balances increased 8%, to $4.0 billion, and average securities loaned balances decreased 7%, to $10.1 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current year, net interest earned from securities lending transactions decreased $155 million, or 27%, compared to the prior year. Securities lending opportunities maintained a strong pace during the current year, despite fewer opportunities than the prior year. However, the rise in benchmark interest rates rise has shifted the interest reported as generated by lending securities to interest income on segregated cash (see further explanation below). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

Securities lending generates (1) net interest earned on lending a security, which is based on supply and demand for that security, and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Because cash collateral from securities lending is held in specially designated bank accounts for the benefit of customers, in accordance with the U.S. customer protection rules, interest on this collateral is reported as net interest on segregated cash. Generally, as benchmark interest rates rise, an increasing portion of the interest earned on securities lending transactions is classified as net interest income on “Segregated cash and securities, net” instead of net interest income on “Securities borrowed and loaned, net”.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020

	(in millions)
Average interest-earning assets
Segregated cash and securities	$51,644	$40,328	$41,898
Customer margin loans	43,402	45,681	28,960
Securities borrowed	3,961	3,677	4,235
Other interest-earning assets	9,000	7,029	5,593
FDIC sweeps [1]	2,229	2,663	2,882
	$110,235	$99,376	$83,568

Average interest-bearing liabilities
Customer credit balances	$90,172	$79,297	$67,540
Securities loaned	10,095	10,871	5,702
Other interest-bearing liabilities	4	109	215
	$100,271	$90,277	$73,457

Net Interest income
Segregated cash and securities, net	$742	$(9)	$166
Customer margin loans [2]	1,083	535	380
Securities borrowed and loaned, net	413	568	343
Customer credit balances, net [2]	(763)	33	(46)
Other net interest income [1,3]	207	36	55
Net interest income [3]	$1,682	$1,163	$898

Net interest margin ("NIM")	1.53%	1.17%	1.07%

Annualized Yields
Segregated cash and securities	1.44%	-0.02%	0.40%
Customer margin loans	2.50%	1.17%	1.31%
Customer credit balances	0.85%	-0.04%	0.07%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2022, 2021, and 2020, $10 million, $15 million and $21 million were reported in other fees and services, respectively. For the years ended December 31, 2022, 2021, and 2020, $4 million, $0 million and $5 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, increased $142 million, or 15%, compared to the prior year, to $1,069 million, mainly due to an $88 million increase in execution, clearing and distribution fees; a $55 million increase in employee compensation and benefits; and a $10 million increase in occupancy, depreciation and amortization; partially offset by a $11 million decrease in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 35% for the current year and 34% for the prior year.

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

Execution, clearing and distribution fees, for the current year, increased $88 million, or 37%, compared to the prior year, to $324 million, primarily driven by an $86 million increase in exchange fees on higher customer trading volumes in futures, which carry higher fees, and lower liquidity rebates; and a $12 million increase in regulatory fees due to higher SEC and FINRA fee rates; partially offset by a $6 million decrease in market data fees and a $3 million decrease in clearing and depository fees on lower options fee rates. As a percentage of total net revenues, execution, clearing and distribution fees were 11% for the current year and 9% for the prior year.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $55 million, or 14%, compared to the prior year, to $454 million, associated with a 16% increase in the average number of employees to 2,721 for the current year, compared to 2,336 for the prior year. We continued to add staff worldwide in software development and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 15% for both the current year and the prior year. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 14% for both the current year and the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, increased $10 million, or 13%, compared to the prior year, to $90 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for both the current year and the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current year, were unchanged, at $33 million. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, decreased $11 million, or 6%, compared to the prior year, to $165 million, primarily due to the non-recurrence of $19 million in costs for Brexit-related regulatory onboarding to bring our new brokerage operations on line in Europe incurred in the prior year and a $3 million decrease in legal and consulting expenses; partially offset by a $3 million increase in advertising expenses and a $5 million increase in software and network related expenses. As a percentage of total net revenues, general and administrative expenses were 5% for the current year and 6% for the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us. Customer bad debt expense, for the current year, was unchanged at $3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $5 million, or 3%, compared to the prior year, to $156 million, primarily due to (1) higher income before income taxes at our operating subsidiaries outside the U.S.; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 22.6% to 24.0%; and (3) $6 million higher expense related to the remeasurement of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC, due to changes in the Company’s effective tax rates; partially offset by (4) the non-recurrence of an $8 million tax settlement in the prior year; and (5) the non-recurrence of $6 million in expenses related to the repositioning of European operations in the aftermath of Brexit in the prior year.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020

	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,998	$1,787	$1,256
IBG, Inc. stand-alone income before income taxes	2	-	(4)
Operating subsidiaries income before income taxes	$1,996	$1,787	$1,260

Operating subsidiaries
Income before income taxes	$1,996	$1,787	$1,260
Income tax expense	69	76	38
Net income available to members	$1,927	$1,711	$1,222

IBG, Inc.
Average ownership percentage in IBG LLC	24.0%	22.6%	19.2%
Net income available to IBG, Inc. from operating subsidiaries	$463	$383	$237
IBG, Inc. stand-alone income before income taxes	4	-	(3)
Income before income taxes	467	383	234
Income tax expense	87	75	39
Net income available to common stockholders	$380	$308	$195

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$69	$76	$38
Income tax expense attributable IBG, Inc.	87	75	39
Consolidated income tax expense	$156	$151	$77

Operating Results

Income before income taxes, for the current year, increased $211 million, or 12%, compared to the prior year, to $1,998 million. Pretax profit margin was 65% for the current year and 66% for the prior year.

Comparing our operating results for the current year to the prior year using non-GAAP financial measures, adjusted net revenues were $3,213 million, up 16%; adjusted income before income taxes was $2,144 million, up 16%; and adjusted pre-tax profit margin was 67% for both the current year and the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2022, we held approximately 24.5% ownership interest in IBG LLC. Holdings holds approximately 75.5% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 24.0%, compared to approximately 22.6% for the prior year.

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

For a discussion of changes for the year ended December 31, 2021 compared to the Year Ended December 31, 2020 refer to the Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures as additional measures to enhance the understanding of our financial results. These non-GAAP financial measures include adjusted net revenues, adjusted income before income taxes, adjusted net income available for common stockholders, and adjusted diluted earnings per share (“EPS”). We believe that these non-GAAP financial measures are important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook. We believe these non-GAAP financial measures are useful to investors and analysts in evaluating the operating performance of the business.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government and municipal securities portfolios, which are typically held to maturity, and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans.

Remeasurement of our TRA liability represents the change in the amount payable to IBG Holdings LLC under the TRA, primarily due to changes in the Company’s effective tax rates, which is related to the remeasurement of the deferred tax assets described below. For further information refer to Note 4 – Equity and Earnings per Share under Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Customer compensation expenses were incurred to compensate certain affected customers in connection with their losses on West Texas Intermediate Crude Oil contracts on April 20, 2020, as described below.

Unusual bad debt expense includes material losses on margin loans resulting from unusual events that occur in the marketplace. For the year-ended December 31, 2020, unusual bad debt expense reflects losses incurred by futures customers in excess of the equity in their accounts related to the West Texas Intermediate Crude Oil event described below.

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

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020

	(in millions)

Adjusted net revenues

Net revenues - GAAP	$3,067	$2,714	$2,218
Non-GAAP adjustments
Currency diversification strategy, net	100	37	19
Mark-to-market on investments	52	30	(36)
Remeasurement of TRA liability	(6)	(1)	3
Total non-GAAP adjustments	146	66	(14)
Adjusted net revenues	$3,213	$2,780	$2,204

	Year-Ended December 31,
	2022	2021	2020

	(in millions)

Adjusted income before income taxes

Income before income taxes - GAAP	$1,998	$1,787	$1,256
Non-GAAP adjustments
Currency diversification strategy, net	100	37	19
Mark-to-market on investments	52	30	(36)
Remeasurement of TRA liability	(6)	(1)	3
Customer compensation expense	-	-	103
Bad debt expense	-	-	1
Total non-GAAP adjustments	146	66	90
Adjusted income before income taxes	$2,144	$1,853	$1,346

Adjusted pre-tax profit margin	67%	67%	61%

	Year-Ended December 31,
	2022	2021	2020

	(in millions)

Adjusted net income available for common stockholders

Net income available for common stockholders - GAAP	$380	$308	$195
Non-GAAP adjustments
Currency diversification strategy, net	24	8	4
Mark-to-market on investments	13	7	(7)
Remeasurement of TRA liability	(6)	(1)	3
Customer compensation expense	-	-	20
Bad debt expense	-	-	-
Income tax effect of above adjustments[1]	(7)	(3)	(3)
Remeasurement of deferred income taxes	7	1	(11)
Total non-GAAP adjustments	30	12	6
Adjusted net income available for common stockholders	$410	$320	$201

Note: Amounts may not add due to rounding.

	Year-Ended December 31,
	2022	2021	2020

	(in dollars, except share amounts)

Adjusted diluted EPS

Diluted EPS - GAAP	$3.75	$3.24	$2.42
Non-GAAP adjustments
Currency diversification strategy, net	0.24	0.09	0.05
Mark-to-market on investments	0.12	0.07	(0.08)
Remeasurement of TRA liability	(0.06)	(0.01)	0.04
Customer compensation expense	-	-	0.24
Bad debt expense	-	-	0.00
Income tax effect of above adjustments[1]	(0.07)	(0.03)	(0.04)
Remeasurement of deferred income taxes	0.07	0.01	(0.14)
Total non-GAAP adjustments	0.30	0.13	0.08
Adjusted diluted EPS	$4.05	$3.37	$2.49

Diluted weighted average common shares outstanding	101,299,609	95,009,880	80,638,908

Note: Amounts may not add due to rounding.

_________________________

1 The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2022, total assets were $115.1 billion of which approximately $114.2 billion, or 99.2%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Market Risk Committee, Enterprise Risk Management department and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries, and in addition to supporting our current and future expansion plans we believe this financial strength provides our customers with a source of confidence.

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

As of December 31, 2022, liability balances in connection with payables to customers were higher than the average monthly balance during the current year and our securities loaned and short-term borrowings were lower than their respective average monthly balances during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2022 were $1,394 million ($1,058 million as of December 31, 2021). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of December 31, 2022, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 14% to $11.6 billion as of December 31, 2022, from $10.2 billion as of December 31, 2021. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2022.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$3,968	$5,896	$8,068
Net cash used in investing activities	(67)	(188)	(50)
Net cash used in financing activities	(470)	(523)	(229)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(111)	(97)	124
Increase in cash, cash equivalents and restricted cash	$3,320	$5,088	$7,913

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

Year Ended December 31, 2022: Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,320 million to $28.6 billion for the year ended December 31, 2022. We raised $3,968 million in net cash from operating activities. We used net cash of $537 million in our investing and financing activities, primarily for distributions to noncontrolling interests, short-term borrowings, dividends paid to our common stockholders and payments made under the Tax Receivable Agreement. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2021:

For a discussion of changes in cash flows for the year ended December 31, 2021 refer to our Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Year Ended December 31, 2020:

For a discussion of changes in cash flows for the year ended December 31, 2020 refer to our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Senior Notes

In 2020, IBG LLC initiated a program to offer senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest. During the year ended December 31, 2022, the Company did not issue any senior notes.

Regulatory Capital Requirements

As of December 31, 2022, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $69 million, $77 million and $50 million for the three years ended December 31, 2022, 2021, and 2020, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2022.

	Payments Due by Year
	Total	2023-2024	2025-2026	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$214	$50	$26	$138
Operating leases	159	56	40	63
Transition Tax liability (2)	44	26	18	-
Total contractual cash obligations	$417	$132	$84	$201

___________________________

(1)As of December 31, 2022, contractual amounts owed under the Tax Receivable Agreement of $214 million have been recorded in payable to affiliate in the consolidated financial statements, representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2022, approximately $243 million of cumulative cash payments have been made.

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

As of December 31, 2022, there were no other definitive agreements with respect to any material acquisition.

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

Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 1.85% as of December 31, 2022 compared to December 31, 2021. As of December 31, 2022, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2021				As of 12/31/2022
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	74.4%	$7,605	1.0000	0.720	75.8%	$8,803	1.4%
EUR	0.09	1.1372	0.102	10.6%	1,081	1.0704	0.096	10.1%	1,178	-0.4%
JPY	3.91	0.0087	0.034	3.5%	359	0.0076	0.030	3.1%	365	-0.4%
GBP	0.02	1.3527	0.027	2.8%	286	1.2099	0.024	2.5%	296	-0.2%
CHF	0.02	1.0963	0.022	2.3%	232	1.0816	0.022	2.3%	265	0.0%
CNH	0.13	0.1572	0.020	2.1%	216	0.1445	0.019	2.0%	230	-0.1%
INR	1.10	0.0134	0.015	1.5%	156	0.0121	0.013	1.4%	163	-0.1%
CAD	0.02	0.7912	0.012	1.2%	125	0.7385	0.011	1.2%	135	-0.1%
AUD	0.02	0.7266	0.011	1.1%	115	0.6816	0.010	1.1%	125	0.0%
HKD	0.04	0.1283	0.004	0.5%	47	0.1281	0.004	0.5%	55	0.0%
			0.968	100.0%	$10,222		0.950	100.0%	$11,615	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2022.

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

Based on customer balances and investments outstanding as of December 31, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $49 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $25 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of December 31, 2022, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $49 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $25 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2022, we had $38.8 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Stress Test

We estimate the market risk of our fixed income portfolio using a risk analysis model provided by a leading external vendor. For corporate bonds, this stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in five scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−100 and +/−200 basis points. For U.S. government securities, the stress test is configured to calculate the change in value of each fixed income security in the portfolio over one day in three scenarios each of which represents a parallel shift of the U.S. Treasury yield curve. The scenarios are shifts of +/−50 basis points.

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2022	2021	2022	2022

	(in millions)
Trading (1)
Equities and Currencies (2)	$8	$8	$7	$8
Trading Total	$8	$8	$7	$8

Non-Trading (1)
Equities and Currencies	$26	$18	$20	$26
Fixed Income, Other (3), (4)	9	14	12	16
Non-Trading Total	$35	$32	$32	$42

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

The average and high VaR amounts for equities and currencies are based on end of day calculations performed in 2022. The fixed income stress amounts are based on the four quarter ending calculations performed in 2022.

(2)Equities and currencies held for market making purposes are combined because these products are part of an integrated, hedged market making portfolio, on which the risk is measured using VaR.

(3)The Non-Trading – Fixed Income, Other category contains primarily U.S. government securities held in segregated safekeeping accounts for the exclusive benefit of our brokerage customers, on which the risk is measured using a stress test analysis.

(4)As a result of the active rising interest rate environment, in 2022, we changed our methodology for risk computed under a stress test. Prior period amounts have been updated to conform to the current period presentation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 24, 2023

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$3,436	$2,395
Cash - segregated for regulatory purposes	25,167	22,888
Securities - segregated for regulatory purposes	31,781	15,121
Securities borrowed	4,749	3,912
Securities purchased under agreements to resell	6,029	4,380
Financial instruments owned, at fair value
Financial instruments owned	396	559
Financial instruments owned and pledged as collateral	89	114
Total financial instruments owned, at fair value	485	673
Receivables
Customers, less allowance for credit losses of $10 and $8 as of December 31, 2022 and 2021	38,760	54,935
Brokers, dealers and clearing organizations	3,469	3,771
Interest	341	127
Total receivables	42,570	58,833
Other assets	926	911
Total assets	$115,143	$109,113
Liabilities and equity
Short-term borrowings	$18	$27
Securities loaned	8,940	11,769
Financial instruments sold, but not yet purchased, at fair value	146	182
Payables
Customers	93,195	85,634
Brokers, dealers and clearing organizations	291	557
Affiliate	214	222
Accounts payable, accrued expenses and other liabilities	531	492
Interest	193	8
Total payables	94,424	86,913
Total liabilities	103,528	98,891
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 103,057,148 and 98,359,572 shares, Outstanding – 102,887,728 and 98,204,658 shares as of December 31, 2022 and 2021	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2022 and 2021	—	—
Additional paid-in capital	1,581	1,442
Retained earnings	1,294	953
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2022 and 2021	(22)	4
Treasury stock, at cost, 169,420 and 154,914 shares as of December 31, 2022 and 2021	(6)	(5)
Total stockholders’ equity	2,848	2,395
Noncontrolling interests	8,767	7,827
Total equity	11,615	10,222
Total liabilities and equity	$115,143	$109,113

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2022	2021	2020
Revenues
Commissions	$1,322	$1,350	$1,112
Other fees and services	184	218	175
Other income (loss)	(107)	(2)	59
Total non-interest income	1,399	1,566	1,346

Interest income	2,686	1,372	1,133
Interest expense	(1,018)	(224)	(261)
Total net interest income	1,668	1,148	872
Total net revenues	3,067	2,714	2,218

Non-interest expenses
Execution, clearing and distribution fees	324	236	293
Employee compensation and benefits	454	399	325
Occupancy, depreciation and amortization	90	80	69
Communications	33	33	26
General and administrative	165	176	236
Customer bad debt	3	3	13
Total non-interest expenses	1,069	927	962
Income before income taxes	1,998	1,787	1,256
Income tax expense	156	151	77
Net income	1,842	1,636	1,179
Less net income attributable to noncontrolling interests	1,462	1,328	984
Net income available for common stockholders	$380	$308	$195

Earnings per share
Basic	$3.78	$3.27	$2.44
Diluted	$3.75	$3.24	$2.42
Weighted average common shares outstanding
Basic	100,460,016	94,167,572	79,939,289
Diluted	101,299,609	95,009,880	80,638,908

Comprehensive income
Net income available for common stockholders	$380	$308	$195
Other comprehensive income
Cumulative translation adjustment, before income taxes	(26)	(22)	26
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(26)	(22)	26
Comprehensive income available for common stockholders	$354	$286	$221

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,462	$1,328	$984
Other comprehensive income - cumulative translation adjustment	(85)	(75)	98
Comprehensive income attributable to noncontrolling interests	$1,377	$1,253	$1,082

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities
Net income	$1,842	$1,636	$1,179
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	20	23	9
Depreciation and amortization	58	50	42
Amortization of right-of-use assets	26	24	20
Employee stock plan compensation	92	80	65
Unrealized (gain) loss on other investments, net	8	9	(50)
(Gain) loss on remeasurement of Tax Receivable Agreement liability	(6)	(1)	3
Bad debt expense	3	3	13
Impairment loss	1	—	14
Shares distributed to customers under IBKR Promotions	9	9	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(16,660)	12,700	(9,997)
Securities borrowed	(837)	1,044	(1,040)
Securities purchased under agreements to resell	(1,649)	(3,588)	2,319
Financial instruments owned, at fair value	189	(32)	1,286
Receivables from customers	16,172	(15,605)	(8,041)
Other receivables	88	(2,540)	(515)
Other assets	35	(198)	(11)
Securities loaned	(2,829)	1,931	5,428
Securities sold under agreement to repurchase	—	—	(1,909)
Financial instruments sold, but not yet purchased, at fair value	(36)	29	(304)
Payable to customers	7,561	9,754	19,634
Other payables	(119)	568	(77)
Net cash provided by operating activities	3,968	5,896	8,068
Cash flows from investing activities
Purchases of other investments	(5)	(116)	(5)
Distributions received and proceeds from sales of other investments	7	5	5
Purchase of property, equipment and intangible assets	(69)	(77)	(50)
Net cash used in investing activities	(67)	(188)	(50)
Cash flows from financing activities
Short-term borrowings, net	(9)	4	6
Dividends paid to stockholders	(40)	(38)	(32)
Distributions from IBG LLC to noncontrolling interests	(404)	(374)	(283)
Repurchases of common stock for employee tax withholdings under stock incentive plans	(20)	(27)	(17)
Proceeds from the sale of treasury stock	23	26	18
Issuances of senior notes	—	1,428	116
Redemptions of senior notes	—	(1,524)	(20)
Payments made under the Tax Receivable Agreement	(20)	(18)	(17)
Net cash used in financing activities	(470)	(523)	(229)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(111)	(97)	124
Net increase in cash, cash equivalents and restricted cash	3,320	5,088	7,913
Cash, cash equivalents and restricted cash at beginning of period	25,283	20,195	12,282
Cash, cash equivalents and restricted cash at end of period	$28,603	$25,283	$20,195
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,436	2,395	4,292
Cash segregated for regulatory purposes	25,167	22,888	15,903
Cash, cash equivalents and restricted cash at end of period	$28,603	$25,283	$20,195
Supplemental disclosures of cash flow information
Cash paid for interest	$833	$222	$284
Cash paid for taxes, net	$148	$114	$64
Cash paid for amounts included in lease liabilities	$32	$24	$21
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$192	$376	$609
Redemption of member interests from IBG Holdings LLC	$(192)	$(376)	$(609)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$27	$25	$21
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(27)	$(25)	$(21)
Non-cash distributions to noncontrolling interests	$(1)	$(3)	$(5)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2022, 2021, and 2020

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2019	76,889,040	$1	$934	$(3)	$520	$—	$1,452	$6,488	$7,940
Issuance of common stock in follow-on offering	12,710,608		264				264	(264)	—
Common stock distributed pursuant to stock incentive plans	1,300,241						—		—
Issuance of common stock - IBKR Promotion	10,000			(1)			(1)	1	—
Net distribution of common stock - IBKR Promotion				1			1		1
Compensation for stock grants vesting in the future			12				12	53	65
Deferred tax benefit retained - follow-on offering			13				13		13
Repurchases of common stock for employee tax withholdings under stock incentive plans				(17)			(17)		(17)
Sales of treasury stock				17			17	1	18
Dividends paid to stockholders - $0.10 per share					(32)		(32)		(32)
Distributions from IBG LLC to noncontrolling interests							—	(288)	(288)
Adjustments for changes in proportionate ownership in IBG LLC			21				21	(21)	—
Comprehensive income					195	26	221	1,082	1,303
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock in follow-on offering	6,079,542		145				145	(145)	—
Common stock distributed pursuant to stock incentive plans	1,220,141						—		—
Issuance of common stock - IBKR Promotion	150,000		3	(11)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			18				18	62	80
Deferred tax benefit retained - follow-on offering			7				7		7
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders - $0.10 per share					(38)		(38)		(38)
Distributions from IBG LLC to noncontrolling interests							—	(377)	(377)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					308	(22)	286	1,253	1,539
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock in follow-on offering	3,271,390		84				84	(84)	—
Common stock distributed pursuant to stock incentive plans	1,276,186						—		—
Issuance of common stock - IBKR Promotion	150,000		2	(10)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			23				23	69	92
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(40)		(40)		(40)
Distributions from IBG LLC to noncontrolling interests							—	(405)	(405)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					380	(26)	354	1,377	1,731
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 24.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider that executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2022, the Company had 2,820 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2022	2021

	(in millions)
U.S. and foreign government securities	$4,641	$4,729
Municipal securities	82	-
Securities purchased under agreements to resell [1]	27,058	10,392
	$31,781	$15,121

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2022	2021

	(in millions)
Equity method investments[1]	$121	$123
Investments in equity securities at adjusted cost[2]	16	17
Investments in equity securities at fair value[2]	34	49
Investments in exchange memberships and equity securities of certain exchanges[2]	2	3
	$173	$192

___________________________

(1)The Company’s share of income or losses is included in other income in the consolidated statements of comprehensive income.

(2)These investments do not qualify for the equity method of accounting. Dividends received are included in other income in the consolidated statements of comprehensive income.

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of less than one year to fourteen years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

As of December 31, 2022, the fair value of the crypto-assets held in the customers’ names at the CSP that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the consolidated statements of financial condition, was $80 million ($134 million as of January 1, 2022), which consisted of $44 million of Bitcoin, $34 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers at the CSP, do not impact our consolidated statements of comprehensive income unless a loss event is identified. As of December 31, 2022, the CSP did not identify any loss events.

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

Notes to Consolidated Financial Statements

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in other income in the consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the consolidated statements of comprehensive income.

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

Notes to Consolidated Financial Statements

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

Standards Adopted During 2022

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

• Effective date: Effective for interim or annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year.

•The Company adopted SAB 121 as of June 30, 2022, which resulted in the recognition a crypto-asset safeguarding liability and the corresponding safeguarding asset on its consolidated statements of financial condition.

FASB Standards issued but not adopted as of December 31, 2022

Standard	Summary of guidance	Effect on financial statements
Business Combinations (Topic 805) Issued October 2021

•Requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, “Revenue from Contracts with Customers”. At the acquisition date, the acquirer should account for the related revenue contracts as if it had originated the contracts.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2022.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,927,703	316,609,102	419,536,805

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2022 and 2021, 1,000,000,000 shares of Class A common stock were authorized, of which 103,057,148 and 98,359,572 shares have been issued; and 102,887,728 and 98,204,658 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2022 and 2021. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2022 and 2021.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2022 and 2021, the unamortized balance of these deferred tax assets was $193 million and $209 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2022 were $654 million, $556 million and $98 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $243 million through December 31, 2022 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2021, IBG, Inc. issued 34,207,307 shares of common stock (with a fair value of $1.5 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On August 1, 2022, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-240121) with the SEC to issue 3,271,390 shares of common stock (with a fair value of $192 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2022, the Company issued 320,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 24.5%, with Holdings owning the remaining 75.5% as of December 31, 2022. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of December 31, 2022.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2022	2021	2020

	(in millions, except share or per share amounts)
Basic earnings per share
Net income available for common stockholders	$380	$308	$195
Weighted average shares of common stock outstanding
Class A	100,459,916	94,167,472	79,939,189
Class B	100	100	100
	100,460,016	94,167,572	79,939,289
Basic earnings per share	$3.78	$3.27	$2.44

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2022	2021	2020

	(in millions, except share or per share amounts)
Diluted earnings per share
Net income available for common stockholders	$380	$308	$195
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	100,459,916	94,167,472	79,939,189
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	839,593	842,308	699,619
Class B	100	100	100
	101,299,609	95,009,880	80,638,908
Diluted earnings per share	$3.75	$3.24	$2.42

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2022, 2021, and 2020, IBG LLC made distributions totaling $533 million, $489 million and $356 million to its members, of which IBG, Inc.’s proportionate share was $128 million, $112 million and $68 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $40 million, $38 million and $32 million during 2022, 2021, and 2020, respectively.

On January 17, 2023, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2023 to stockholders of record as of March 1, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$354	$286	$221

Earnings per share on comprehensive income
Basic	$3.53	$3.04	$2.77
Diluted	$3.50	$3.01	$2.74
Weighted average common shares outstanding
Basic	100,460,016	94,167,572	79,939,289
Diluted	101,299,609	95,009,880	80,638,908

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

	Financial Assets at Fair Value as of December 31, 2022

	Level 1	Level 2	Level 3	Total

	(in millions)
Securities segregated for regulatory purposes
U.S. and foreign government securities	$4,641	—	—	4,641
Municipal securities	—	82	—	82
Total securities segregated for regulatory purposes	4,641	82	—	4,723

Financial instruments owned, at fair value
Stocks	380	—	—	380
Options	31	—	—	31
U.S. and foreign government securities	35	—	—	35
Precious metals	—	9	—	9
Currency forward contracts	—	30	—	30
Total financial instruments owned, at fair value	446	39	—	485

Other assets
Customer-held fractional shares	91	—	—	91
Crypto-asset safeguarding asset	—	80	—	80
Other investments in equity securities	34	—	—	34
Total other assets	125	80	—	205
Total financial assets at fair value	$5,212	$201	$—	$5,413

	Financial Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$121	$—	$—	$121
Options	16	—	—	16
Precious metals	—	7	—	7
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	137	9	—	146

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	91	—	—	91
Crypto-asset safeguarding liability	—	80	—	80
Total accounts payable, accrued expenses and other liabilities	91	80	—	171
Total financial liabilities at fair value	$228	$89	$—	$317

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. government securities	$4,729	$—	$—	$4,729
Total securities segregated for regulatory purposes	4,729	—	—	4,729
Financial instruments owned, at fair value
Stocks	548	—	—	548
Options	22	—	—	22
U.S. and foreign government securities	54	—	—	54
Precious metals	—	10	—	10
Currency forward contracts	—	39	—	39
Total financial instruments owned, at fair value	624	49	—	673

Other assets
Customer-held fractional shares	166	—	—	166
Other investments in equity securities	49			49
Total other assets	215	—	—	215
Total financial assets at fair value	$5,568	$49	$—	$5,617

	Financial Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$144	$—	$—	$144
Options	22	—	—	22
Precious metals	—	6	—	6
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	166	16	—	182

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	166	—	—	166
Total accounts payable, accrued expenses and other liabilities	166	—	—	166
Total financial liabilities at fair value	$332	$16	$—	$348

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the year ended December 31, 2022.

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

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,436	$3,436	$3,436	$—	$—
Cash - segregated for regulatory purposes	25,167	25,167	25,167	—	—
Securities - segregated for regulatory purposes	27,058	27,058	—	27,058	—
Securities borrowed	4,749	4,749	—	4,749	—
Securities purchased under agreements to resell	6,029	6,029	—	6,029	—
Receivables from customers	38,760	38,760	—	38,760	—
Receivables from brokers, dealers and clearing organizations	3,469	3,469	—	3,469	—
Interest receivable	341	341	—	341	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$109,026	$109,027	$28,603	$80,408	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	8,940	8,940	—	8,940	—
Payables to customers	93,195	93,195	—	93,195	—
Payables to brokers, dealers and clearing organizations	291	291	—	291	—
Interest payable	193	193	—	193	—
Total financial liabilities, not measured at fair value	$102,637	$102,637	$—	$102,637	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$2,395	$2,395	$2,395	$—	$—
Cash - segregated for regulatory purposes	22,888	22,888	22,888	—	—
Securities - segregated for regulatory purposes	10,392	10,392	—	10,392	—
Securities borrowed	3,912	3,912	—	3,912	—
Securities purchased under agreements to resell	4,380	4,380	—	4,380	—
Receivables from customers	54,935	54,935	—	54,935	—
Receivables from brokers, dealers and clearing organizations	3,771	3,771	—	3,771	—
Interest receivable	127	127	—	127	—
Other assets	20	20	—	2	18
Total financial assets, not measured at fair value	$102,820	$102,820	$25,283	$77,519	$18

Financial liabilities, not measured at fair value
Short-term borrowings	$27	$27	$—	$27	$—
Securities loaned	11,769	11,769	—	11,769	—
Payables to customers	85,634	85,634	—	85,634	—
Payables to brokers, dealers and clearing organizations	557	557	—	557	—
Interest payable	8	8	—	8	—
Total financial liabilities, not measured at fair value	$97,995	$97,995	$—	$97,995	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	December 31, 2022
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$27,058 [1]	$—		$27,058	$(27,058)	$—
Securities borrowed	4,749	—		4,749	(4,597)	152
Securities purchased under agreements to resell	6,029	—		6,029	(6,029)	—
Financial instruments owned, at fair value
Options	31	—		31	(16)	15
Currency forward contracts	30	—		30	—	30
Total	$37,897	$—		$37,897	$(37,700)	$197

Offsetting of financial liabilities
Securities loaned	$8,940	$—	$8,940	$(8,260)	$680
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	2	—	2	—	2
Total	$8,958	$—	$8,958	$(8,276)	$682

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2021
	Gross				Amounts Not
	Amounts	Amounts		Net Amounts	Offset in the
	of Financial	Offset in the		Presented in the	Consolidated Statement
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statement of		Statement of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$10,392 [1]	$—		$10,392	$(10,392)	$—
Securities borrowed	3,912	—		3,912	(3,642)	270
Securities purchased under agreements to resell	4,380	—		4,380	(4,380)	—
Financial instruments owned, at fair value						—
Options	22	—		22	(19)	3
Currency forward contracts	39	—		39	—	39
Total	$18,745	$—		$18,745	$(18,433)	$312

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,769	$—	$11,769	$(10,992)	$777
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(19)	3
Currency forward contracts	10	—	10	—	10
Total	$11,801	$—	$11,801	$(11,011)	$790

___________________________

(1)As of December 31, 2022 and 2021, the Company had $27.1 billion and $10.4 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2022 and 2021.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$8,837	$—	$—	$—	$8,837
Corporate bonds	101	—	—	—	101
Foreign government securities	2	—	—	—	2
Total securities loaned	$8,940	$—	$—	$—	$8,940

	December 31, 2021
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)
Securities loaned
Stocks	$11,715	$—	$—	$—	$11,715
Corporate bonds	51	—	—	—	51
Foreign government securities	3	—	—	—	3
Total securities loaned	$11,769	$—	$—	$—	$11,769

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2022 and 2021, approximately $38.8 billion and $54.9 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2022		December 31, 2021
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)
Securities lending transactions	$62,689	$7,055	$69,582	$6,192
Securities purchased under agreements to resell transactions [1]	33,208	31,108	14,715	13,956
Customer margin assets	42,222	17,008	65,899	15,936
	$138,119	$55,171	$150,196	$36,084

___________________________

(1)As of December 31, 2022, $27.1 billion or 87% (as of December 31, 2021, $10.4 billion or 74%) of securities acquired through agreements to resell that are shown as repledged have been deposited in a separate bank account for the exclusive benefit of customers in accordance with SEC Rule 15c3-3.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2022 and 2021, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2022	2021

	(in millions)
Stocks	$54	$60
U.S. and foreign government securities	35	54
	$89	$114

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31
	2022	2021	2020

	(in millions)
Geographic location [1]
United States	$931	$951	$806
International	575	617	481
	$1,506	$1,568	$1,287

Major types of services
Commissions	$1,322	$1,350	$1,112
Market data fees [2]	76	78	61
Risk exposure fees [2]	33	38	12
Payments for order flow [2]	37	40	27
Minimum activity fees [2]	3	18	28
Other [2]	35	44	47
	$1,506	$1,568	$1,287

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $17 million and $19 million, as of December 31, 2022 and 2021, respectively, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the consolidated statements of financial condition. As of December 31, 2022 and 2021, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2022 and 2021, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020
	(in millions)
Principal transactions	$(16)	$22	$86
Gains (losses) from currency diversification strategy, net	(100)	(37)	(19)
Other, net	9	13	(8)
	$(107)	$(2)	$59

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

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $6 million, $5 million and $5 million of plan contributions for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 36,609 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	27,018,110		$687
December 31, 2020	1,229,177		71
December 31, 2021	1,084,773	[1]	84
April 25, 2022	180,889	[2]	12
December 31, 2022	1,244,383		91
	30,757,332		$945

___________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the year ended December 31, 2022.

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

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $92 million, $80 million and $65 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of December 31, 2022 are $43 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and
	Incentive Plan		were Distributed
	Units		($ millions) [1]
Balance, December 31, 2019	5,127,915
Granted	1,229,177
Canceled	(82,496)
Distributed	(1,300,241)		$53
Balance, December 31, 2020	4,974,355
Granted	1,084,773	[2]
Canceled	(55,177)
Distributed	(1,220,141)		$85
Balance, December 31, 2021	4,783,810
Granted	1,425,272
Canceled	(179,856)
Distributed	(1,276,186)		$67
Balance, December 31, 2022	4,753,040

___________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2021 was adjusted by 7,725 additional restricted stock units during the year ended December 31, 2022.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2022, a total of 1,225,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11. Income Taxes

Income tax expense for the three years ended December 31, 2022, 2021, and 2020 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020

	(in millions)
Current
Federal	$59	$62	$21
State and local	8	8	4
Foreign	69	58	43
Total current	136	128	68
Deferred
Federal	21	15	21
State and local	4	4	(7)
Foreign	(5)	4	(5)
Total deferred	20	23	9
	$156	$151	$77

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the periods indicated.

	Year-Ended December 31,
	2022	2021	2020
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
State, local and foreign taxes, net of federal benefit	2.1%	3.0%	1.5%
Subtotal	23.1%	24.0%	22.5%
Less: rate attributable to noncontrolling interests	(15.3%)	(15.6%)	(16.4%)
Total	7.8%	8.4%	6.1%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2022	2021	2020

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$193	$209	$190
Deferred compensation	14	11	9
Other	34	22	16
Total deferred tax assets	241	242	215
Deferred tax liabilities
Foreign	2	1	2
Other	7	11	8
Total deferred tax liabilities	9	12	10
Net deferred tax assets	$232	$230	$205

As of and for the years ended December 31, 2022 and 2021, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2022, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2012.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2022, accumulated earnings held by non-U.S. subsidiaries totaled $1.9 billion (as of December 31, 2021 $1.6 billion), of which $1.8 billion of such earnings are indefinitely reinvested abroad due to regulatory and other capital requirements in foreign jurisdictions. As a result, the Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on Internal Revenue Code (“IRC”) Section 986 gains/losses on previously taxed earnings and any local foreign withholding taxes associated with the repatriation of such earnings. If the Company were to record a deferred tax liability due to a hypothetical repatriation of such earnings, the estimated amount of such taxes would be up to $11 million of foreign withholding taxes as of December 31, 2022.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $2 million tax liability for an uncertain tax position for an IRS audit primarily related to the IRC Section 199 Domestic Production Activities Deduction.

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of December 31, 2022, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.70%. For the year ended December 31, 2022, right-of-use assets obtained under new operating leases were $45 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	December 31,
	2022	2021

	(in millions)
Right-of-use assets[1]	$119	$101
Lease liabilities[1]	$140	$123

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

	Year-Ended December 31,
	2022	2021	2020

	(in millions)
Operating lease cost	$32	$28	$26
Variable lease cost	4	5	4
Total lease cost	$36	$33	$30

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2022
(in millions)
2023	$30
2024	26
2025	21
2026	19
2027	15
Thereafter	48
Total undiscounted operating lease payments	159
Less: imputed interest	(19)
Present value of operating lease liabilities	$140

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

	December 31,
	2022	2021

	(in millions)
Leasehold improvements	$51	$43
Computer equipment	84	67
Office furniture and equipment	16	15
	151	125
Less - accumulated depreciation and amortization	(58)	(40)
Property and equipment, net	93	85

Internally developed software	87	77
Other intangible assets	4	4
Less - accumulated amortization	(43)	(35)
Intangible assets, net	48	46
Total property, equipment, and intangible assets, net	$141	$131

Depreciation and amortization of $58 million, $50 million and $42 million, for the three years ended December 31, 2022, 2021, and 2020, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2022 is expected to be approximately $26 million, $16 million, and $6 million, for years ended December 31, 2023, 2024, and 2025, respectively.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2022 and 2021, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Trading Technologies Matter

On February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), against IBG LLC and IB LLC (the “Defendants”). The complaint, as amended, alleged that the Defendants infringed twelve U.S. patents held by Trading Technologies. Trading Technologies sought damages and injunctive relief. The Defendants asserted numerous defenses to Trading Technologies’ claims.

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

On October 5, 2021, Trading Technologies filed motions for a new trial on damages and willfulness, and to amend the judgment to include pre-judgment and post-judgment interest. On October 7, 2021, Trading Technologies filed a Bill of Costs seeking to recover certain litigation costs. The Defendants opposed each of these motions. On December 21, 2021, Trading Technologies filed a motion seeking to substitute Harris Brumfield (through a trust controlled by Brumfield) as the plaintiff. The Defendants did not oppose the substitution. On January 11, 2022, the District Court granted in part and denied in part Trading Technologies’ motion seeking pre-judgment and post-judgment interest, denying the amount Trading Technologies was seeking, but awarding Trading Technologies pre-judgment interest in the amount of $2.1 million and post-judgment interest in an amount to be calculated pursuant to the Court’s orders. On February 22, 2022, the District Court denied in its entirety Trading Technologies’ motion seeking a new trial on damages and willfulness. On March 24, 2022, Harris Brumfield filed a notice of appeal with the Court of Appeals for the Federal Circuit of the District Court’s judgment, certain other orders of the Court, and generally any and all other orders, rulings, findings, and/or conclusions adverse to Trading Technologies. On March 31, 2022, the District Court granted Trading Technologies’ bill of costs in the amount of $490,232, which was less than the amount Trading Technologies sought. On April 7, 2022, the Defendants filed a notice of cross-appeal. Brumfield’s Opening Brief was filed on August 26, 2022, and the Defendants’ filed an Opposition Brief on November 18, 2022. On December 24, 2022, Brumfield filed a Reply Brief. The appeal is still pending. The Defendants continue to believe in the invalidity of the two patents that were the subject of the jury verdict, and which have expired.

While it is difficult to predict the ultimate outcome of the matter and litigation is inherently uncertain, the Company believes in the merits of its positions and will defend them vigorously.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, Ph.D., the Company’s Executive Vice President and Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that a purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 11, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. The plaintiff served a motion for class certification on March 18, 2022. The motion is now fully briefed. The Court has not yet set a date for oral argument. On March 25, 2022, the plaintiff also filed a motion for leave to amend his complaint, which was granted on July 5, 2022. The plaintiff filed his third amended complaint on July 14, 2022. The Company’s answer was filed on July 26, 2022. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

In November 2022, the SEC sent IB LLC and Interactive Brokers Corp. (“IB Corp.”) a request for information related to the Company’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the Company. As has been publicly reported, the SEC is conducting similar investigations of other financial services firms. The Company is cooperating with the SEC’s inquiry.

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

	Year-Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues
United States	$2,115	$1,881	$1,584
International	952	833	634
Total net revenues	$3,067	$2,714	$2,218
Income before income taxes
United States	$1,546	$1,474	$1,032
International	452	313	224
Total income before income taxes	$1,998	$1,787	$1,256

16. Regulatory Requirements

As of December 31, 2022, aggregate excess regulatory capital for all operating subsidiaries was $8.7 billion.

IB LLC, IBKRSS and IB Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Investment Industry Regulatory Organization of Canada risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2022.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)
IB LLC	$6,425	$661	$5,764
IBKRFS	558	12	546
IBHK	945	200	745
Other regulated operating subsidiaries	1,851	255	1,596
	$9,779	$1,128	$8,651

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2022, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

17. Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2022 and 2021 were accounts receivable from directors, officers and their affiliates of $17 million and $28 million, respectively, and payables of $1,208 million and $1,197 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

The carrying value of the senior notes approximates fair value since the notes are short-term in nature. During the year ended December 31, 2022, the Company did not issue any senior notes. As of December 31, 2022 and 2021, there were no senior notes outstanding. Interest expense on the senior notes for the year ended December 31, 2022, 2021, and 2020 was $0, and $1 and $0 million, respectively.

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

Our Accounting Policy Committee (the “APC”) provides a robust framework for the design and implementation of all relevant controls. The APC is comprised of six (6) experienced subject matter experts from within the Company’s accounting and regulatory disciplines, and includes the CFO and the Chief Accounting Officer. The APC is responsible for assessing the effects of complex transactions and related accounting guidance on the Company’s financial statements and to report the results of its assessments to management and to the Audit Committee. The APC’s mandate includes review and approval of the adoption and implementation of accounting guidance (new or newly applicable) by the Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

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

Information regarding principal accounting fees and under the following caption in the Company’s Proxy Statement is incorporated by reference herein:

•“Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page 59 hereof and in Part II, Item 8 hereof.

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

10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.9 to Form 10-Q for the Quarterly Period Ended June 30, 2018 filed by the Company on August 8, 2018)**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
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

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2022, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

ITEM 16. 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and the Company’s internal control over financial reporting as of December 31, 2022, and have issued our reports thereon dated February 24, 2023; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15. These condensed financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such condensed financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 24, 2023

We have served as the Company’s auditor since 1990

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$1	$—
Investments in subsidiaries, equity basis	2,845	2,400
Other assets	231	236
Total assets	$3,077	$2,636
Liabilities and Equity
Liabilities:
Payable to affiliates	$214	$222
Accrued expenses and other liabilities	15	19
	229	241
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 103,057,148 and 98,359,572 shares, Outstanding – 102,887,728 and 98,204,658 shares as of December 31, 2022 and 2021	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2022 and 2021	—	—
Additional paid-in capital	1,581	1,442
Retained earnings	1,294	953
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2022 and 2021	(22)	4
Treasury stock, at cost, 169,420 and 154,914 shares as of December 31, 2022 and 2021	(6)	(5)
Total equity	2,848	2,395
Total liabilities and equity	$3,077	$2,636

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2022	2021	2020
Income (loss) before income from subsidiaries	$4	$—	$(3)
Undistributed gains of subsidiaries, net	463	383	237
Income tax expense	87	75	39
Net income	$380	$308	$195

Net income available for common stockholders	$380	$308	$195
Cumulative translation adjustment, net of tax	(26)	(22)	26
Comprehensive income available for common stockholders	$354	$286	$221

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities
Net income	$380	$308	$195
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(463)	(383)	(237)
Deferred income taxes	28	18	15
(Gain) loss on remeasurement of Tax Receivable Agreement liability	(6)	(1)	3
Changes in operating assets and liabilities	20	21	(17)
Net cash used in operating activities	(41)	(37)	(41)
Cash flows provided by investing activities	127	111	67
Cash flows used in financing activities	(59)	(56)	(49)
Effect of exchange rate changes on cash and cash equivalents	(26)	(22)	26
Net increase in cash and cash equivalents	1	(4)	3
Cash and cash equivalents at beginning of period	—	4	1
Cash and cash equivalents at end of period	$1	$—	$4
Supplemental disclosures of cash flow information
Cash paid for interest	$1	$1	$—
Cash paid for taxes, net	$67	$57	$16

Non-cash investing activities:
Non-cash distributions from subsidiaries	$1	$1	$1

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

2.   Related Party Transactions

As of December 31, 2022, receivables from affiliates was immaterial and as of December 31, 2021, there were no receivables from affiliates. Dividends received from IBG LLC for the three years ended December 31, 2022, 2021, and 2020, were $128 million, $112 million and $68 million, respectively.

As of December 31, 2022 and 2021, respectively, payable to affiliates of $214 million and $222 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

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

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 24, 2023

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 24, 2023

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 24, 2023

/s/ GARY KATZ Gary Katz	Director	February 24, 2023

/s/ Philip Uhde Philip Uhde	Director	February 24, 2023