Form 10-Q
period 2023-03-31
Interactive Brokers Group, Inc.
filed 2023-05-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

As of May 5, 2023, there were 102,993,269 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,214	$3,436
Cash - segregated for regulatory purposes	24,354	25,167
Securities - segregated for regulatory purposes	36,987	31,781
Securities borrowed	5,306	4,749
Securities purchased under agreements to resell	6,699	6,029
Financial instruments owned, at fair value
Financial instruments owned	310	396
Financial instruments owned and pledged as collateral	73	89
Total financial instruments owned, at fair value	383	485
Receivables
Customers, less allowance for credit losses of $12 and $10 as of March 31, 2023 and December 31, 2022	39,491	38,760
Brokers, dealers, and clearing organizations	1,666	3,469
Interest	384	341
Total receivables	41,541	42,570
Other assets	985	926
Total assets	$119,469	$115,143
Liabilities and equity
Short-term borrowings	$10	$18
Securities loaned	10,719	8,940
Financial instruments sold, but not yet purchased, at fair value	190	146
Payables
Customers	94,897	93,195
Brokers, dealers, and clearing organizations	369	291
Affiliate	214	214
Accounts payable, accrued expenses and other liabilities	600	531
Interest	237	193
Total payables	96,317	94,424
Total liabilities	107,236	103,528
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 103,128,710 and 103,057,148 shares, Outstanding – 102,984,753 and 102,887,728 shares as of March 31, 2023 and December 31, 2022	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,589	1,581
Retained earnings	1,432	1,294
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2023 and December 31, 2022	(17)	(22)
Treasury stock, at cost, 143,957 and 169,420 shares as of March 31, 2023 and December 31, 2022	(4)	(6)
Total stockholders’ equity	3,001	2,848
Noncontrolling interests	9,232	8,767
Total equity	12,233	11,615
Total liabilities and equity	$119,469	$115,143

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2023	2022
Revenues
Commissions	$357	$349
Other fees and services	43	53
Other income (loss)	19	(39)
Total non-interest income	419	363

Interest income	1,347	332
Interest expense	(710)	(50)
Total net interest income	637	282
Total net revenues	1,056	645

Non-interest expenses
Execution, clearing and distribution fees	95	71
Employee compensation and benefits	128	111
Occupancy, depreciation and amortization	24	22
Communications	9	8
General and administrative	36	38
Customer bad debt	3	1
Total non-interest expenses	295	251
Income before income taxes	761	394
Income tax expense	61	28
Net income	700	366
Less net income attributable to noncontrolling interests	552	293
Net income available for common stockholders	$148	$73

Earnings per share
Basic	$1.44	$0.74
Diluted	$1.42	$0.74
Weighted average common shares outstanding
Basic	102,958,660	98,226,147
Diluted	104,042,571	99,224,776

Comprehensive income
Net income available for common stockholders	$148	$73
Other comprehensive income
Cumulative translation adjustment, before income taxes	5	(10)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	5	(10)
Comprehensive income available for common stockholders	$153	$63

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$552	$293
Other comprehensive income - cumulative translation adjustment	14	(31)
Comprehensive income attributable to noncontrolling interests	$566	$262

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$700	$366
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	3	2
Depreciation and amortization	16	15
Amortization of right-of-use assets	7	6
Employee stock plan compensation	26	21
Unrealized (gains) losses on other investments, net	(3)	—
Bad debt expense	3	1
Shares distributed to customers under IBKR Promotions	2	3
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(5,206)	(9,229)
Securities borrowed	(557)	(533)
Securities purchased under agreements to resell	(670)	(1,888)
Financial instruments owned, at fair value	71	96
Receivables from customers	(735)	6,628
Other receivables	1,760	1,592
Other assets	(25)	(20)
Securities loaned	1,779	(390)
Securities sold under agreement to repurchase	—	300
Financial instruments sold, but not yet purchased, at fair value	44	8
Payable to customers	1,702	5,463
Other payables	160	(316)
Net cash provided by (used in) operating activities	(923)	2,125
Cash flows from investing activities
Distributions received and proceeds from sales of other investments	23	5
Purchase of property, equipment and intangible assets	(17)	(19)
Net cash provided by (used in) investing activities	6	(14)
Cash flows from financing activities
Short-term borrowings, net	(8)	(16)
Dividends paid to stockholders	(10)	(9)
Distributions to noncontrolling interests	(119)	(80)
Net cash used in financing activities	(137)	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(41)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,035)	1,965
Cash, cash equivalents and restricted cash at beginning of period	28,603	25,283
Cash, cash equivalents and restricted cash at end of period	$27,568	$27,248
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,214	2,667
Cash segregated for regulatory purposes	24,354	24,581
Cash, cash equivalents and restricted cash at end of period	$27,568	$27,248
Supplemental disclosures of cash flow information
Cash paid for interest	$666	$50
Cash paid for taxes, net	$50	$16
Cash paid for amounts included in lease liabilities	$9	$8
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$2	$1
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(2)	$(1)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2023

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling		Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests		Equity
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848		$8,767	$11,615
Issuance of common stock - IBKR Promotion	—						—			—
Common stock distributed pursuant to stock incentive plans	71,562
Net distribution of common stock - IBKR Promotion				2			2		—	2
Compensation for stock grants vesting in the future			6				6		20	26
Dividends paid to stockholders - $0.10 per share					(10)		(10)			(10)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(119)	(119)
Adjustments for changes in proportionate ownership in IBG LLC			2				2		(2)	—
Comprehensive income					148	5	153		566	719
Balance, March 31, 2023	103,128,710	$1	$1,589	$(4)	$1,432	$(17)	$3,001		$9,232	$12,233

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 24.5% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider that executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2023, the Company had 2,872 employees worldwide.

IBG LLC is a Connecticut limited liability company that conducts its business through its significant operating subsidiaries: Interactive Brokers LLC (“IB LLC”); IBKR Securities Services LLC (“IBKRSS”); Interactive Brokers Canada Inc. (“IBC”); Interactive Brokers (U.K.) Limited (“IBUK”); Interactive Brokers Ireland Limited (“IBIE”); IBKR Financial Services AG (“IBKRFS”); Interactive Brokers Central Europe Zrt. (“IBCE”); Interactive Brokers (India) Private Limited (“IBI”); Interactive Brokers Hong Kong Limited (“IBHK”); Interactive Brokers Securities Japan, Inc. (“IBSJ”); Interactive Brokers Singapore Private Limited ("IBSG"); and Interactive Brokers Australia Pty Limited (“IBA”).

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023. The condensed consolidated financial information as of December 31, 2022 has been derived from the audited financial statements not included herein.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value

Substantially all of the Company’s assets and liabilities, including financial instruments, are carried at fair value based on observable market prices and are marked to market, or are assets and liabilities which are short-term in nature and are carried at amounts that approximate fair value.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2023	2022

	(in millions)

U.S. and foreign government securities	$6,385	$4,641
Municipal securities	43	82
Securities purchased under agreements to resell [1]	30,559	27,058
	$36,987	$31,781

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

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2023	2022

	(in millions)

Equity method investments [1]	$122	$121
Investments in equity securities at adjusted cost [2]	16	16
Investments in equity securities at fair value [2]	33	34
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$173	$173

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

Crypto-assets safeguarding liability and corresponding safeguarding asset

Staff Accounting Bulletin No. 121 (“SAB 121”) requires an entity to recognize a liability to reflect its obligation to safeguard the crypto-assets held for its platform users and a corresponding safeguarding asset on its balance sheet, even when the Company does not control the crypto-assets. Both the crypto-asset safeguarding liability and the corresponding safeguarding asset shall be measured at the fair value of the crypto-assets held for the platform users with the measurement of the safeguarding asset taking into account any potential loss events.

The Company operates a trading platform that allows customers of some of its affiliates to access trading in digital assets through third parties.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Eligible customers of IB LLC can enroll to access a digital asset exchange and custody services provided by a third-party Cryptocurrency Service Provider (“CSP”) to buy, sell and hold crypto-assets in an account in the customer’s name at the CSP. IB LLC does not provide execution, custody or safeguarding services for the customers’ crypto-assets and does not maintain (or have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does IB LLC have any legal title or claim to those crypto-assets. The CSP is responsible for securing the customers’ crypto-assets and protecting them from loss or theft. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

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

Even though IB LLC is not responsible for the custody or safeguarding of crypto-assets at the CSP, its customers’ crypto-assets held at the CSP are deemed to be in scope of SAB 121.

IBHK has obtained a license from the Hong Kong Securities & Futures Commission (“SFC”) to provide virtual asset dealing services. Starting in the first quarter of 2023, eligible customers of IBHK can enroll to trade and hold crypto-assets through a relationship IBHK has established with an SFC-licensed digital asset exchange and custodian (the “Virtual Asset Exchange”). The crypto-assets are sub-custodied by the Virtual Asset Exchange on an omnibus basis for the benefit of the customers of IBHK. IBHK notifies its customers that exchange and sub-custody services are provided by a third-party Virtual Asset Exchange. IBHK does not maintain (or have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does IBHK have any legal title or claim to those crypto-assets. The Virtual Asset Exchange is responsible for securing the customers’ crypto-assets and protecting them from loss or theft, and the SFC requires the Virtual Asset Exchange to maintain adequate controls and insurance against the risk of theft or loss of customer digital assets. The agreement the customer signs with IBHK before the customer is permitted to access digital asset trading provides that:

To the maximum extent permitted by applicable Rules, [IBHK] is not liable to [Customer] for loss arising from or attributable to the insolvency of any Virtual Asset Exchange, in the event of hacking or otherwise caused by the default of the Virtual Asset Exchange, where [IBHK] has not failed to exercise reasonable care and diligence in the selection, appointment and ongoing monitoring of the Virtual Asset Exchange, except (i) such loss arising from the gross negligence, willful default or fraud of [IBHK], or (ii) to the extent prohibited under applicable Rules. Notwithstanding any other provision of these Terms, in the absence of either (a) a failure by [IBHK] to exercise reasonable care and diligence in the selection, appointment and ongoing monitoring of the Virtual Asset Exchange, or (b) gross negligence, wilful default or fraud on the part of [IBHK], [IBHK] will only be obliged to return Virtual Assets held for [Customer] with the Virtual Asset Exchange who is insolvent, or which Virtual Assets have otherwise been subjected to loss due to an event of hacking, embezzlement, or theft at the Virtual Asset Exchange or which losses are otherwise caused by the default of the Virtual Asset Exchange, solely if and to the extent that those Virtual Assets or equivalent value are recovered by [IBHK] from the Virtual Asset Exchange. Unless otherwise provided under applicable Rules, [Customer] hereby agree[s] not to bring any action against [IBHK] on any claim arising from a loss occurring at the Virtual Asset Exchange, in the absence of circumstances addressed under (a) or (b) above, so long as [IBHK] makes commercially reasonable efforts to assert a claim for recovery against the Virtual Asset Exchange.

As of March 31, 2023, the fair value of the crypto-assets held (i) in the customers’ names at the CSP and (ii) at the Virtual Asset Exchange in an omnibus account for the benefit of customers that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the condensed consolidated statements of financial condition, was $109 million ($80 million as of December 31, 2022), which consisted of $66 million of Bitcoin, $40 million of Ethereum and $3 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our condensed consolidated statements of comprehensive income unless a loss event is identified. As of March 31, 2023, neither the CSP nor the Virtual Asset Exchange identified any loss events.

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

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in other income in the condensed consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

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

FASB Standards recently adopted

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

FASB Standards issued but not adopted as of March 31, 2023

There have been no FASB Standards issued, applicable to the Company, but not adopted as of March 31, 2023.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,999,265	316,609,102	419,608,367

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2023 and December 31, 2022, 1,000,000,000 shares of Class A common stock were authorized, of which 103,128,710 and 103,057,148 shares have been issued; and 102,984,753 and 102,887,728 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2023 and December 31, 2022, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2023 and December 31, 2022, the unamortized balance of these deferred tax assets was $189 million and $193 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2023 were $654 million, $556 million and $98 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $243 million through March 31, 2023 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2022, IBG, Inc. issued 37,478,697 shares of common stock (with a fair value of $1.7 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

On July 27, 2020, the Company filed a Prospectus Supplement on Form 424B (File Number 333-240121) with the SEC to re-register up to 990,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through the quarter ended March 31, 2023, the Company issued 320,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries. On May 5, 2023, the Company issued an additional 50,000 shares to be distributed to eligible customers in one or more promotions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 24.5%, with Holdings owning the remaining 75.5% as of March 31, 2023. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 90.5% as of March 31, 2023.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2023	2022

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$148	$73
Weighted average shares of common stock outstanding
Class A	102,958,560	98,226,047
Class B	100	100
	102,958,660	98,226,147
Basic earnings per share	$1.44	$0.74

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2023	2022

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$148	$73
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	102,958,560	98,226,047
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,083,911	998,629
Class B	100	100
	104,042,571	99,224,776
Diluted earnings per share	$1.42	$0.74

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2023, IBG LLC made distributions totaling $158 million, to its members, of which IBG, Inc.’s proportionate share was $39 million. In March 2023, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $10 million.

On April 18, 2023, the Company declared a cash dividend of $0.10 per common share, payable on June 14, 2023 to stockholders of record as of June 1, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$153	$63

Earnings per share on comprehensive income
Basic	$1.48	$0.65
Diluted	$1.47	$0.64
Weighted average common shares outstanding
Basic	102,958,660	98,226,147
Diluted	104,042,571	99,224,776

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

	Financial Assets at Fair Value as of March 31, 2023

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,385	$—	$—	$6,385
Municipal securities	—	43	—	43
Total securities segregated for regulatory purposes	6,385	43	—	6,428

Financial instruments owned, at fair value
Stocks	302	—	—	302
Options	28	—	—	28
U.S. and foreign government securities	38	—	—	38
Precious metals	—	10	—	10
Currency forward contracts	—	5	—	5
Total financial instruments owned, at fair value	368	15	—	383

Other assets
Customer-held fractional shares	107	—	—	107
Crypto-asset safeguarding asset	—	109	—	109
Other investments in equity securities	33	—	—	33
Total other assets	140	109	—	249
Total financial assets at fair value	$6,893	$167	$—	$7,060

	Financial Liabilities at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$155	$—	$—	$155
Options	16	—	—	16
Precious metals	—	9	—	9
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	171	19	—	190

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	107	—	—	107
Crypto-asset safeguarding liability	—	109	—	109
Total accounts payable, accrued expenses and other liabilities	107	109	—	216
Total financial liabilities at fair value	$278	$128	$—	$406

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$4,641	$—	$—	$4,641
Municipal securities	—	82	—	82
Total securities segregated for regulatory purposes	4,641	82	—	4,723

Financial instruments owned, at fair value
Stocks	380	—	—	380
Options	31	—	—	31
U.S. and foreign government securities	35	—	—	35
Precious metals	—	9	—	9
Currency forward contracts	—	30	—	30
Total financial instruments owned, at fair value	446	39	—	485

Other assets
Customer-held fractional shares	91	—	—	91
Crypto-asset safeguarding asset	—	80	—	80
Other investments in equity securities	34	—	—	34
Total other assets	125	80	—	205
Total financial assets at fair value	$5,212	$201	$—	$5,413

	Financial Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$121	$—	$—	$121
Options	16	—	—	16
Precious metals	—	7	—	7
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	137	9	—	146

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	91	—	—	91
Crypto-asset safeguarding liability	—	80	—	80
Total accounts payable, accrued expenses and other liabilities	91	80	—	171
Total financial liabilities at fair value	$228	$89	$—	$317

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the three months ended March 31, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company's condensed consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities.

	March 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,214	$3,214	$3,214	$—	$—
Cash - segregated for regulatory purposes	24,354	24,354	24,354	—	—
Securities - segregated for regulatory purposes	30,559	30,559	—	30,559	—
Securities borrowed	5,306	5,306	—	5,306	—
Securities purchased under agreements to resell	6,699	6,699	—	6,699	—
Receivables from customers	39,491	39,491	—	39,491	—
Receivables from brokers, dealers and clearing organizations	1,666	1,666	—	1,666	—
Interest receivable	384	384	—	384	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$111,690	$111,691	$27,568	$84,107	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$10	$10	$—	$10	$—
Securities loaned	10,719	10,719	—	10,719	—
Securities sold under agreements to repurchase	—	—	—	—	—
Payables to customers	94,897	94,897	—	94,897	—
Payables to brokers, dealers and clearing organizations	369	369	—	369	—
Interest payable	237	237	—	237	—
Total financial liabilities, not measured at fair value	$106,232	$106,232	$—	$106,232	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,436	$3,436	$3,436	$—	$—
Cash - segregated for regulatory purposes	25,167	25,167	25,167	—	—
Securities - segregated for regulatory purposes	27,058	27,058	—	27,058	—
Securities borrowed	4,749	4,749	—	4,749	—
Securities purchased under agreements to resell	6,029	6,029	—	6,029	—
Receivables from customers	38,760	38,760	—	38,760	—
Receivables from brokers, dealers and clearing organizations	3,469	3,469	—	3,469	—
Interest receivable	341	341	—	341	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$109,026	$109,027	$28,603	$80,408	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	8,940	8,940	—	8,940	—
Payables to customers	93,195	93,195	—	93,195	—
Payables to brokers, dealers and clearing organizations	291	291	—	291	—
Interest payable	193	193	—	193	—
Total financial liabilities, not measured at fair value	$102,637	$102,637	$—	$102,637	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	March 31, 2023
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$30,559 [1]	$—		$30,559	$(30,559)	$—
Securities borrowed	5,306	—		5,306	(5,208)	98
Securities purchased under agreements to resell	6,699	—		6,699	(6,699)	—
Financial instruments owned, at fair value
Options	28	—		28	(16)	12
Currency forward contracts	5	—		5	—	5
Total	$42,597	$—		$42,597	$(42,482)	$115

	(in millions)
Offsetting of financial liabilities
Securities loaned	$10,719	$—	$10,719	$(10,113)	$606
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	10	—	10	—	10
Total	$10,745	$—	$10,745	$(10,129)	$616

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$27,058 [1]	$—		$27,058	$(27,058)	$—
Securities borrowed	4,749	—		4,749	(4,597)	152
Securities purchased under agreements to resell	6,029	—		6,029	(6,029)	—
Financial instruments owned, at fair value
Options	31	—		31	(16)	15
Currency forward contracts	30	—		30	—	30
Total	$37,897	$—		$37,897	$(37,700)	$197

	(in millions)
Offsetting of financial liabilities
Securities loaned	$8,940	$—	$8,940	$(8,260)	$680
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	2	—	2	—	2
Total	$8,958	$—	$8,958	$(8,276)	$682

________________________

(1)As of March 31, 2023 and December 31, 2022, the Company had $30.6 billion and $27.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2023 and December 31, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$10,634	$—	$—	$—	$10,634
Corporate bonds	85	—	—	—	85
Foreign government securities	—	—	—	—	—
Total securities loaned	$10,719	$—	$—	$—	$10,719

	December 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$8,837	$—	$—	$—	$8,837
Corporate bonds	101	—	—	—	101
Foreign government securities	2	—	—	—	2
Total securities loaned	$8,940	$—	$—	$—	$8,940

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2023 and December 31, 2022, approximately $39.5 billion and $38.8 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2023		December 31, 2022
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$73,506	$8,123	$62,689	$7,055
Securities purchased under agreements to resell transactions [1]	37,573	35,672	33,208	31,108
Customer margin assets	46,015	17,561	42,222	17,008
	$157,094	$61,356	$138,119	$55,171

________________________

(1)As of March 31, 2023, $30.6 billion or 86% (as of December 31, 2022, $27.1 billion or 87%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2023 and December 31, 2022, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2023	2022

	(in millions)

Stocks	$35	$54
U.S. and foreign government securities	38	35
	$73	$89

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions)

Geographic location [1]
United States	$233	$245
International	167	157
	$400	$402

Major types of services
Commissions	$357	$349
Market data fees [2]	18	20
Risk exposure fees [2]	6	15
Payments for order flow [2]	8	10
Other [2]	11	8
	$400	$402

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $17 million as of March 31, 2023 and December 31, 2022, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of March 31, 2023 and December 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of March 31, 2023 and December 31, 2022, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions)

Principal transactions	$6	$(23)
Gains (losses) from currency diversification strategy, net	1	(18)
Other, net	12	2
	$19	$(39)

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $2 million of plan contributions for the three months ended March 31, 2023 and 2022.

2007 Stock Incentive Plan

On February 28, 2023, the Company amended the 2007 Stock Incentive Plan to increase the number of shares of Class A common stock authorized and reserved for issuance from 30 million to 40 million, which was approved by the Company’s stockholders at its 2023 Annual Meeting, held on April 20, 2023. Under the Company’s Stock Incentive Plan, up to 40 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 27, 2023, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	27,018,109		$687
December 31, 2020	1,229,177		71
December 31, 2021	1,084,773		84
April 25, 2022	180,889	[1]	12
December 31, 2022	1,247,765	[2]	91
	30,760,713		$945

______________________________

(1)April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,382 additional restricted stock units during the three months ended March 31, 2023.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $26 million and $21 million for the three months ended March 31, 2023 and 2022, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of March 31, 2023 are $37 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2022 [1]	4,756,422
Granted	—
Canceled [2]	51,500
Distributed	(71,562)
Balance, March 31, 2023	4,736,360

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,382 additional restricted stock units during the three months ended March 31, 2023.

(2)During the three months ended March 31, 2023, the Company reinstated 71,562 previously canceled restricted stock units.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31, 2023, a total of 1,225,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2023 and 2022 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2023 and 2022, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2023, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2016, and to non-U.S. income tax examinations for tax years prior to 2012.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of March 31, 2023, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.70%. For the three months ended March 31, 2023, right-of-use assets obtained under new operating leases were $8 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	March 31,	December 31,
	2023	2022

	(in millions)

Right-of-use assets [1]	$120	$119
Lease liabilities [1]	$141	$140

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

	Three Months Ended March 31,
	2023	2022

	(in millions)

Operating lease cost	$8	$8
Variable lease cost	2	1
Total lease cost	$10	$9

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

March 31, 2023
(in millions)
2023 (remaining)	$20
2024	28
2025	22
2026	20
2027	16
2028	16
Thereafter	38
Total undiscounted operating lease payments	160
Less: imputed interest	(19)
Present value of operating lease liabilities	$141

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2023 and 2022, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

Regulatory Matters

The Company is subject to regulatory oversight and examination by numerous governmental and self-regulatory authorities. As announced on August 10, 2020, the Company agreed to settle certain matters related to its historical anti-money laundering and Bank Secrecy Act practices and procedures with FINRA, the SEC and the CFTC. As part of the settlements, the Company agreed to pay penalties of $15 million to FINRA, $11.5 million to the SEC and $11.5 million to the CFTC, plus approximately $700,000 in disgorgement. In addition, the Company agreed to continue the retention of an independent consultant to review the implementation of its enhanced compliance practices and procedures. In March 2023, IB LLC certified that it had adopted all of the recommendations contained in the consultant’s final report of January 2023. The Company is also cooperating with a United States Department of Justice inquiry concerning these matters, and while its outcome cannot be predicted, the Company does not believe that the resolution of this inquiry is likely to have a materially adverse effect on its financial results.

In November 2022, the SEC sent IB LLC and Interactive Brokers Corp. (“IB Corp.”) a request for information related to the Company’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the Company. In April 2023, the CFTC sent a similar request. As has been publicly reported, the SEC and CFTC are conducting similar investigations of other financial services firms. The Company is cooperating with these inquiries.

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

	Three Months Ended March 31,
	2023	2022

	(in millions)

Net revenues
United States	$733	$434
International	323	211
Total net revenues	$1,056	$645
Income before income taxes
United States	$587	$311
International	174	83
Total income before income taxes	$761	$394

15.  Regulatory Requirements

As of March 31, 2023, aggregate excess regulatory capital for all operating subsidiaries was $9.0 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2023.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$6,537	$705	$5,832
IBHK	1,014	208	806
IBIE	618	149	469
Other regulated operating subsidiaries	1,997	120	1,877
	$10,166	$1,182	$8,984

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2023, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022 were accounts receivable from directors, officers and their affiliates of $13 million and $17 million, respectively, and payables of $1,204 million and $1,208 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17.  Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4, Note 10 and Note 13, no other recordable or disclosable events occurred.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 24, 2023 and elsewhere in this report.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC) for the periods presented. Unless otherwise indicated, the terms “common stock” refer to the Class A common stock of IBG, Inc.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 24.5% of the membership interests of IBG LLC. The remaining approximately 75.5% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	24.5%	75.5%	100.0%
Membership interests	102,999,265	316,609,102	419,608,367

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisers, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 33 countries and 26 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies.

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

Our customer base is diverse with respect to geography and type. Currently, approximately 79% of our customers reside outside the United States (“U.S.”) in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 58% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended March 31, 2023 (“current quarter”), world equities markets were mixed versus the prior-year quarter. Market indices in the U.S., Canada and some parts of Asia/Pacific saw declines, while Europe and other parts of Asia registered gains. Factors affecting the current quarter included tighter monetary policy and higher interest rates across a number of countries; concerns regarding the banking sector; the possibility of recession; and continued geopolitical uncertainty. While market performance varied by country, overall conditions trended toward a more volatile macroeconomic environment. Coinciding with these factors, individual investors, who had helped drive equities market volumes higher in prior years, were less engaged in the current quarter.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at major exchanges declined in the current quarter as investors took a more cautious approach in a less certain environment. In the U.S., according to industry data, U.S. listed cash equities volume decreased by 8%, while average daily volume in exchange-listed equity-based options increased by 8% and in U.S. futures by 4%, compared to the prior-year quarter. While stock trading volumes remain significantly higher than pre-pandemic levels, they were lower in the current quarter versus the prior-year quarter due to a more risk averse environment.

This led to mixed results across our major product types: customer options, futures and foreign exchange volumes were up 2%, 4% and 17%, respectively, while stock volumes declined 22%, compared to the prior-year quarter. In futures, volumes rose most in financial futures such as interest rate, metals and foreign exchange, in part as investors sought to mitigate exposure to persistent inflation, higher interest rates and a stronger U.S. dollar.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 18%, from an average of 25.4 in the prior-year quarter to 20.7 in the current quarter. Volatility levels had been elevated for most of 2022 due to factors that led to geopolitical uncertainty and more unpredictable world economies and markets, such as the war in Ukraine and consistent, significant interest rate hikes. The current level of volatility is more consistent with long-term trends.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve increased the benchmark federal funds rate twice this quarter, raising rates 25 basis points in February and another 25 basis points in March. The U.S. Treasury yield curve remains inverted, with long-term rates markedly lower than short-term. In nearly every country with developed financial markets, interest rates also rose in the current quarter as central banks take steps to control inflationary pressures.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. The uncertainty over future U.S. Federal Reserve rate policy has led us to maintain a short duration portfolio, all of which matured within three months at March 31, 2023, to more closely match asset and liability maturities, so that additional rate increases present more opportunities for our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so rising rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Rising rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also increased their interest rates in recent months. We believe the attractive rates we pay on customer cash are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased significantly compared to the prior-year quarter as the average federal funds effective rate increased to 4.51% in the current quarter from 0.12% in the prior-year quarter. During an extended period prior to 2022, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Now that benchmark interest rates are over 50 basis points this spread compression has been eliminated, leading to higher net interest income.

Higher interest rates contributed to a 126% rise in net interest income over the prior-year quarter. Combined with increases in average interest-earning assets, particularly in segregated cash balances, these higher rates led to a widening of our net interest margin from 1.10% in the prior-year quarter to 2.24% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 0.17% compared to its value at December 31, 2022, which had a positive impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.42 for the current quarter, compared to diluted earnings per share of $0.74 for the prior-year quarter. Adjusted diluted earnings per share were $1.35 for the current quarter and $0.82 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,056 million and income before income taxes was $761 million, compared to net revenues of $645 million and income before income taxes of $394 million in the prior-year quarter. Adjusted net revenues were $1,015 million and adjusted income before income taxes was $720 million, compared to adjusted net revenues of $692 million and adjusted income before income taxes of $441 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 2% to $357 million on record contract volumes in futures and larger average trade sizes in options and futures, tempered by lower customer stock trading volume.

•Net interest income increased 126% to $637 million on higher benchmark interest rates and customer credit balances.

•Other income increased $58 million to a gain of $19 million. This increase was mainly comprised of $39 million related to our U.S. government securities portfolio, all of which matures within three months, and $19 million related to our currency diversification strategy.

•Pretax profit margin was 72% for the current quarter, up from 61% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 71%, up from 64% in the prior-year quarter.

•Total equity as of March 31, 2023 was $12.2 billion.

In connection with our currency diversification strategy as of March 31, 2023, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $20 million (compared to a decrease of $59 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.17%, compared to its value as of December 31, 2022. The effects of our currency diversification strategy are reported as (1) a component of other income (gain of $1 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $19 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 24, 2023, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2020	620,405		56,834		27,039		704,278		2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905
2022	735,619	(16%)	70,049	(11%)	32,863	1%	838,531	(15%)	3,347

1Q2022	212,818		20,671		9,225		242,714		3,915
1Q2023	180,261	(15%)	15,369	(26%)	8,187	(11%)	203,817	(16%)	3,287

4Q2022	165,769		14,923		7,358		188,050		3,009
1Q2023	180,261	9%	15,369	3%	8,187	11%	203,817	8%	3,287

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	624,035		167,078		338,513,068
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)

1Q2022	245,343		53,570		97,406,991
1Q2023	247,508	1%	55,197	3%	75,522,066	(22%)

4Q2022	229,441		51,519		75,713,964
1Q2023	247,508	8%	55,197	7%	75,522,066	(0%)

ALL CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	584,195		164,555		331,263,604
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)

1Q2022	234,790		52,728		95,990,985
1Q2023	239,038	2%	54,577	4%	74,562,384	(22%)

4Q2022	221,855		50,773		74,353,901
1Q2023	239,038	8%	54,577	7%	74,562,384	0%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	518,965		163,101		320,376,365
2021	773,284	49%	151,715	(7%)	752,720,070	135%
2022	781,373	1%	202,145	33%	314,462,672	(58%)

1Q2022	212,628		52,264		92,860,481
1Q2023	209,605	(1%)	53,957	3%	72,041,499	(22%)

4Q2022	194,962		50,326		71,924,864
1Q2023	209,605	8%	53,957	7%	72,041,499	0%

PRINCIPAL TRANSACTIONS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	39,840		2,523		7,249,464
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)

1Q2022	10,553		842		1,416,006
1Q2023	8,470	(20%)	620	(26%)	959,682	(32%)

4Q2022	7,586		746		1,360,063
1Q2023	8,470	12%	620	(17%)	959,682	(29%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2023	1Q2022	% Change
Total Accounts (in thousands)	2,195	1,809	21%
Customer Equity (in billions) [1]	$343.1	$355.9	(4%)

Cleared DARTs (in thousands) [2]	1,845	2,234	(17%)
Total Customer DARTs (in thousands) [2]	2,054	2,522	(19%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.16	$2.57	23%
Cleared Avg. DARTs per Account (Annualized)	214	321	(33%)

Consecutive Quarters	1Q2023	4Q2022	% Change
Total Accounts (in thousands)	2,195	2,091	5%
Customer Equity (in billions) [1]	$343.1	$306.7	12%

Cleared DARTs (in thousands) [2]	1,845	1,689	9%
Total Customer DARTs (in thousands) [2]	2,054	1,889	9%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.16	$3.15	0%
Cleared Avg. DARTs per Account (Annualized)	214	206	4%

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

	Three Months Ended March 31,
	2023	2022

	(in millions, except share and per share amounts)

Revenues
Commissions	$357	$349
Other fees and services	43	53
Other income (loss)	19	(39)
Total non-interest income	419	363

Interest income	1,347	332
Interest expense	(710)	(50)
Total net interest income	637	282
Total net revenues	1,056	645

Non-interest expenses
Execution, clearing and distribution fees	95	71
Employee compensation and benefits	128	111
Occupancy, depreciation and amortization	24	22
Communications	9	8
General and administrative	36	38
Customer bad debt	3	1
Total non-interest expenses	295	251
Income before income taxes	761	394
Income tax expense	61	28
Net income	700	366
Less net income attributable to noncontrolling interests	552	293
Net income available for common stockholders	$148	$73

Earnings per share
Basic	$1.44	$0.74
Diluted	$1.42	$0.74

Weighted average common shares outstanding
Basic	102,958,660	98,226,147
Diluted	104,042,571	99,224,776

Comprehensive income
Net income available for common stockholders	$148	$73
Other comprehensive income
Cumulative translation adjustment, before income taxes	5	(10)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	5	(10)
Comprehensive income available for common stockholders	$153	$63

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$552	$293
Other comprehensive income - cumulative translation adjustment	14	(31)
Comprehensive income attributable to noncontrolling interests	$566	$262

Three Months Ended March 31, 2023 (“current quarter”) compared to the Three Months Ended March 31, 2022 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $411 million, or 64%, compared to the prior-year quarter, to $1,056 million. The increase in net revenues was due to higher net interest income, other income and commissions, partially offset by lower other fees and services.

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

Commissions, for the current quarter, increased $8 million, or 2%, compared to the prior-year quarter, to $357 million, driven higher customer volume in futures and larger average trade sizes in options and futures, partially offset by lower customer trading volumes in stocks. Total customer options and futures contracts volumes increased 2% and 4%, respectively, while stock share volume decreased 22% from high trading volume, primarily in lower-priced stocks in the prior-year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 19% to 2.1 million, compared to 2.5 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, decreased 17% to 1.8 million, compared to 2.2 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, increased 23% to $3.16, compared to $2.57 for the prior-year quarter, as our customers’ trading volume mix included a higher per order contribution from all product categories, particularly from options and stocks.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $10 million, or 19%, compared to the prior-year quarter, to $43 million, driven by a $9 million decrease in risk exposure fee income as customers reduced risk, a $2 million decrease in market data fees, and a $2 million decrease in options exchange liquidity payments; partially offset by a $3 million increase in FDIC sweep fees due to higher benchmark interest rates.

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

Other income, for the current quarter, increased $58 million, compared to the prior-year quarter, to a gain of $19 million. This increase was mainly comprised of $39 million from our U.S. government securities portfolio which gained $10 million in the current quarter compared to a $29 million loss in the prior-year quarter; and $19 million related to our currency diversification strategy, which gained $1 million in the current quarter compared to a loss of $18 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $355 million, or 126%, compared to the prior-year quarter, to $637 million. The increase in net interest income was driven by higher benchmark interest rates and higher customer credit balances.

Net interest income on customer balances, for the current quarter, increased $262 million, compared to the prior-year quarter, driven by an $11.4 billion increase in average customer credit balances; an increase in the average federal funds effective rate to 4.51% from 0.12% in the prior-year quarter and higher interest rates outside the U.S. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

Securities lending generates (1) net interest earned on lending a security, which is based on supply and demand for that security, and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Because cash collateral from securities lending is held in specially-designated bank accounts for the benefit of customers, in accordance with U.S. customer protection rules, interest on this collateral is reported as net interest on segregated cash. Generally, as benchmark interest rates rise, an increasing portion of the interest earned on securities lending transactions is classified as net interest income on “Segregated cash and securities, net” instead of net interest income on “Securities borrowed and loaned, net”.

In the current quarter, average securities borrowed balances increased 40% to $4.9 billion, and average securities loaned balances decreased 23% to $8.6 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $22 million or 20%, compared to the prior-year quarter. Securities lending opportunities maintained a strong pace during the current quarter. However, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

Our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of a market-based rate for lending the shares. We place cash and/or U.S. Treasury securities as collateral securing the loans in the customer’s account, which is held in segregated accounts or at an affiliate acting as collateral agent for the benefit of our customer.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$59,679	$43,287
Customer margin loans	39,303	47,141
Securities borrowed	4,868	3,467
Other interest-earning assets	9,777	8,211
FDIC sweeps [1]	2,428	2,219
	$116,055	$104,325

Average interest-bearing liabilities
Customer credit balances	$95,802	$84,394
Securities loaned	8,571	11,089
Other interest-bearing liabilities	1	12
	$104,374	$95,495

Net Interest income
Segregated cash and securities, net	$603	$7
Customer margin loans [2]	477	149
Securities borrowed and loaned, net	88	110
Customer credit balances, net [2]	(653)	9
Other net interest income [1,3]	125	8
Net interest income [3]	$640	$283

Net interest margin ("NIM")	2.24%	1.10%

Annualized Yields
Segregated cash and securities	4.10%	0.07%
Customer margin loans	4.92%	1.28%
Customer credit balances	2.76%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2023 and 2022, $3 million and $1 million were reported in other fees and services, respectively, and $0 and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $44 million, or 18%, compared to the prior-year quarter, to $295 million, mainly due to a $24 million increase in execution and clearing fees, a $17 million increase in employee compensation and benefits, a $2 million increase in occupancy, depreciation and amortization expenses, and a $2 million increase in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 28% for the current quarter and 39% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $24 million, or 34%, compared to the prior-year quarter, to $95 million, mainly driven by a $20 million increase in exchanges fees on higher customer trading volumes in futures and options, and lower liquidity rebates; and a $5 million increase in regulatory transaction fees due to higher SEC and FINRA fee rates. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current quarter and 11% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $17 million, or 15%, compared to the prior-year quarter, to $128 million, associated with an 8% increase in the average number of employees to 2,846 for the current quarter, compared to 2,627 for the prior-year quarter. We continued to add staff worldwide in software development, information technology services and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current quarter and 17% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 13% for the current quarter and 16% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 9%, compared to the prior-year quarter, to $24 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current quarter and 3% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter increased $1 million, or 13%, compared to the prior-year quarter, to $9 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $2 million, or 5%, compared to the prior-year quarter, to $36 million, primarily due lower advertising and legal expenses. As a percentage of total net revenues, general and administrative expenses were 3% for the current quarter and 6% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, increased $2 million, compared to the prior-year quarter, to $3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $33 million, or 118%, compared to the prior-year quarter, to $61 million, primarily due to (1) higher income before taxes and, in aggregate, higher effective tax rates, at our operating subsidiaries outside the U.S.; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$761	$394
IBG, Inc. stand-alone income before income taxes	(1)	-
Operating subsidiaries income before income taxes	$762	$394

Operating subsidiaries
Income before income taxes	$762	$394
Income tax expense	30	11
Net income available to members	$732	$383

IBG, Inc.
Average ownership percentage in IBG LLC	24.5%	23.5%
Net income available to IBG, Inc. from operating subsidiaries	$180	$90
IBG, Inc. stand-alone income before income taxes	(1)	-
Income before income taxes	179	90
Income tax expense	31	17
Net income available to common stockholders	$148	$73

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$30	$11
Income tax expense attributable to IBG, Inc.	31	17
Consolidated income tax expense	$61	$28

Operating Results

Income before income taxes, for the current quarter increased $367 million, or 93%, to $761 million, compared to the prior-year quarter. Pretax profit margin was 72% for the current quarter and 61% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $1,015 million, up 47%; adjusted income before income taxes was $720 million, up 63%; and adjusted pre-tax profit margin was 71% for the current quarter and 64% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

•We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy and our net mark-to-market gains (losses) on investments.

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy and our net mark-to-market gains (losses) on investments.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy and our net mark-to-market gains (losses) on investments.

•We define adjusted diluted EPS as adjusted net income available for common stockholders divided by the diluted weighted average number of shares outstanding for the period.

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government and municipal securities portfolios, which are typically held to maturity, and on certain other investments, including equity securities taken over by the Company from customers related to unusual losses on margin loans. In the event an investment is sold prior to maturity, accumulated gains (losses) are realized and previously accumulated non-GAAP adjustments are reversed in the period of sale.

We also report compensation and benefits expenses as a percent of adjusted net revenues, as we believe this measure is useful to investors and analysts in evaluating the growth of our work force in relation to the growth of our core revenues.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP 1.

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2023	2022

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,056	$645
Non-GAAP adjustments
Currency diversification strategy, net	(1)	18
Mark-to-market on investments	(40)	29
Total non-GAAP adjustments	(41)	47
Adjusted net revenues	$1,015	$692

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$761	$394
Non-GAAP adjustments
Currency diversification strategy, net	(1)	18
Mark-to-market on investments	(40)	29
Total non-GAAP adjustments	(41)	47
Adjusted income before income taxes	$720	$441

Adjusted pre-tax profit margin	71%	64%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$148	$73
Non-GAAP adjustments
Currency diversification strategy, net	-	4
Mark-to-market on investments	(10)	7
Income tax effect of above adjustments [1]	2	(2)
Total non-GAAP adjustments	(8)	9
Adjusted net income available for common stockholders	$140	$82

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.42	$0.74
Non-GAAP adjustments
Currency diversification strategy, net	(0.00)	0.04
Mark-to-market on investments	(0.09)	0.07
Income tax effect of above adjustments [1]	0.02	(0.02)
Total non-GAAP adjustments	(0.07)	0.09
Adjusted diluted EPS	$1.35	$0.82

Diluted weighted average common shares outstanding	104,042,571	99,224,776

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of March 31, 2023, total assets were $119.5 billion of which approximately $118.5 billion, or 99.2%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Market Risk Committee, Enterprise Risk Management department and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries worldwide, and in addition to supporting our current and future expansion plans we believe this financial strength provides our customers with a source of confidence.

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

As of March 31, 2023, liability balances in connection with short-term borrowings and payable to customers were lower than the average monthly balance during the current quarter, and securities loaned were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2023 were $1,439 million ($1,394 million as of December 31, 2022). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2023, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 16% to $12.2 billion as of March 31, 2023, from $10.5 billion as of March 31, 2022. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$(923)	$2,125
Net cash provided by (used in) investing activities	6	(14)
Net cash used in financing activities	(137)	(105)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19	(41)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(1,035)	$1,965

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

Three months Ended March 31, 2023: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) decreased by $1,035 million to $27.6 billion for the three months ended March 31, 2023. We used $923 million in net cash from operating activities mainly driven by investments in securities segregated for regulatory purposes which increased $5.2 billion and customer margin loans which increased $735 million; partially offset by other receivables which decreased $1.8 billion, securities loaned which increased $1.8 billion, and customer credit balances which increased by $1.7 billion. We used net cash of $131 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and repayment of short-term borrowings. Investing activities mainly consisted of distributions received and proceeds from sales of other investments, and purchases of other investments and property, equipment and intangible assets.

Three months Ended March 31, 2022: For a discussion of changes in cash flows for the three months ended March 31, 2022 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.

Regulatory Capital Requirements

As of March 31, 2023, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $17 million and $19 million for the three months ended March 31, 2023 and 2022, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of March 31, 2023, all of our U.S. government securities mature within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of March 31, 2023, there were no definitive agreements with respect to any material acquisition.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL decreased 1.13% as of March 31, 2023 compared to March 31, 2022. As of March 31, 2023, approximately 24.3% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2022				As of 3/31/2023
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	74.8%	$7,842	1.0000	0.720	75.7%	$9,257	0.9%
EUR	0.09	1.1067	0.100	10.4%	1,085	1.0843	0.098	10.3%	1,255	-0.1%
JPY	3.91	0.0082	0.032	3.3%	350	0.0075	0.029	3.1%	379	-0.2%
GBP	0.02	1.3142	0.026	2.7%	286	1.2333	0.025	2.6%	317	-0.1%
CHF	0.02	1.0838	0.022	2.3%	236	1.0924	0.022	2.3%	281	0.0%
CNH	0.13	0.1574	0.020	2.1%	223	0.1455	0.019	2.0%	243	-0.1%
INR	1.10	0.0132	0.014	1.5%	158	0.0122	0.013	1.4%	172	-0.1%
CAD	0.02	0.7995	0.012	1.2%	131	0.7399	0.011	1.2%	143	-0.1%
AUD	0.02	0.7484	0.011	1.2%	122	0.6685	0.010	1.1%	129	-0.1%
HKD	0.04	0.1277	0.004	0.5%	49	0.1274	0.004	0.5%	57	0.0%
			0.962	100.0%	$10,482		0.951	100.0%	$12,233	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2023.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years, although given the current interest rate environment, at this time all such investments mature within three months. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars and most foreign currencies.

Based on customer balances and investments outstanding as of March 31, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $50 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $26 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of March 31, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $50 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $26 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2023, we had $39.5 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 24, 2023, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2022 filed by the Company on February 24, 2023).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 8, 2023