Form 10-Q
period 2023-06-30
Interactive Brokers Group, Inc.
filed 2023-08-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 OR

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

As of August 4, 2023, there were 106,971,535 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,681	$3,436
Cash – segregated for regulatory purposes	25,770	25,167
Securities – segregated for regulatory purposes	33,457	31,781
Securities borrowed	5,999	4,749
Securities purchased under agreements to resell	6,431	6,029
Financial instruments owned, at fair value
Financial instruments owned	398	396
Financial instruments owned and pledged as collateral	97	89
Total financial instruments owned, at fair value	495	485
Receivables
Customers, less allowance for credit losses of $11 and $10 as of June 30, 2023 and December 31, 2022	41,966	38,760
Brokers, dealers, and clearing organizations	1,400	3,469
Interest	391	341
Total receivables	43,757	42,570
Other assets	1,003	926
Total assets	$120,593	$115,143
Liabilities and equity
Short-term borrowings	$17	$18
Securities loaned	10,261	8,940
Financial instruments sold, but not yet purchased, at fair value	157	146
Payables
Customers	95,999	93,195
Brokers, dealers, and clearing organizations	376	291
Affiliate	189	214
Accounts payable, accrued expenses and other liabilities	667	531
Interest	270	193
Total payables	97,501	94,424
Total liabilities	107,936	103,528
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized – 1,000,000,000, Issued – 104,492,741 and 103,057,148 shares, Outstanding – 104,328,801 and 102,887,728 shares as of June 30, 2023 and December 31, 2022	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,626	1,581
Retained earnings	1,546	1,294
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2023 and December 31, 2022	(10)	(22)
Treasury stock, at cost, 163,940 and 169,420 shares as of June 30, 2023 and December 31, 2022	(5)	(6)
Total stockholders’ equity	3,158	2,848
Noncontrolling interests	9,499	8,767
Total equity	12,657	11,615
Total liabilities and equity	$120,593	$115,143

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2023	2022	2023	2022
Revenues
Commissions	$322	$322	$679	$671
Other fees and services	47	43	90	96
Other income (loss)	(63)	(57)	(44)	(96)
Total non-interest income	306	308	725	671

Interest income	1,545	460	2,892	792
Interest expense	(851)	(112)	(1,561)	(162)
Total net interest income	694	348	1,331	630
Total net revenues	1,000	656	2,056	1,301

Non-interest expenses
Execution, clearing and distribution fees	93	77	188	148
Employee compensation and benefits	136	112	264	223
Occupancy, depreciation and amortization	25	23	49	45
Communications	10	9	19	17
General and administrative	85	42	121	80
Customer bad debt	(1)	1	2	2
Total non-interest expenses	348	264	643	515
Income before income taxes	652	392	1,413	786
Income tax expense	51	32	112	60
Net income	601	360	1,301	726
Less net income attributable to noncontrolling interests	476	288	1,028	581
Net income available for common stockholders	$125	$72	$273	$145

Earnings per share
Basic	$1.21	$0.73	$2.65	$1.47
Diluted	$1.20	$0.72	$2.62	$1.46
Weighted average common shares outstanding
Basic	103,587,557	98,853,981	103,274,846	98,541,798
Diluted	104,463,729	99,695,489	104,254,888	99,461,867

Comprehensive income
Net income available for common stockholders	$125	$72	$273	$145
Other comprehensive income
Cumulative translation adjustment, before income taxes	7	(24)	12	(34)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	7	(24)	12	(34)
Comprehensive income available for common stockholders	$132	$48	$285	$111

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$476	$288	$1,028	$581
Other comprehensive income - cumulative translation adjustment	24	(81)	38	(112)
Comprehensive income attributable to noncontrolling interests	$500	$207	$1,066	$469

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$1,301	$726
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	7	6
Depreciation and amortization	32	29
Amortization of right-of-use assets	14	13
Employee stock plan compensation	49	42
Unrealized (gains) losses on other investments, net	7	7
Bad debt expense	2	2
Shares distributed to customers under IBKR Promotions	5	5
Change in operating assets and liabilities
Securities – segregated for regulatory purposes	(1,676)	(15,588)
Securities borrowed	(1,250)	57
Securities purchased under agreements to resell	(402)	(1,908)
Financial instruments owned, at fair value	(42)	114
Receivables from customers	(3,208)	12,381
Other receivables	2,019	1,809
Other assets	(56)	35
Securities loaned	1,321	(1,073)
Financial instruments sold, but not yet purchased, at fair value	11	36
Payable to customers	2,804	5,131
Other payables	258	(240)
Net cash provided by operating activities	1,196	1,584
Cash flows from investing activities
Purchases of other investments	—	(3)
Distributions received and proceeds from sales of other investments	23	9
Purchase of property, equipment and intangible assets	(32)	(32)
Net cash used in investing activities	(9)	(26)
Cash flows from financing activities
Short-term borrowings, net	(1)	(10)
Dividends paid to stockholders	(21)	(20)
Distributions to noncontrolling interests	(342)	(231)
Repurchases of common stock for employee tax withholdings	(34)	(20)
Proceeds from the sale of treasury stock	34	23
Payments made under the Tax Receivable Agreement	(25)	(20)
Net cash used in financing activities	(389)	(278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	(146)
Net increase in cash, cash equivalents and restricted cash	848	1,134
Cash, cash equivalents and restricted cash at beginning of period	28,603	25,283
Cash, cash equivalents and restricted cash at end of period	$29,451	$26,417
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,681	2,881
Cash segregated for regulatory purposes	25,770	23,536
Cash, cash equivalents and restricted cash at end of period	$29,451	$26,417
Supplemental disclosures of cash flow information
Cash paid for interest	$1,484	$133
Cash paid for taxes, net	$125	$65
Cash paid for amounts included in lease liabilities	$17	$16
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$32	$26
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(32)	$(26)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2023

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders’	controlling		Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests		Equity
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848		$8,767	$11,615
Issuance of common stock – IBKR Promotion							—			—
Common stock distributed pursuant to stock incentive plans	71,562
Net distribution of common stock – IBKR Promotion				2			2		—	2
Compensation for stock grants vesting in the future			6				6		20	26
Dividends paid to stockholders - $0.10 per share					(10)		(10)			(10)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(119)	(119)
Adjustments for changes in proportionate ownership in IBG LLC			2				2		(2)	—
Comprehensive income					148	5	153		566	719
Balance, March 31, 2023	103,128,710	$1	$1,589	$(4)	$1,432	$(17)	$3,001		$9,232	$12,233
Common stock distributed pursuant to stock incentive plans	1,314,031						—
Issuance of common stock – IBKR Promotion	50,000		1	(4)			(3)		3	—
Net distribution of common stock – IBKR Promotion				3			3			3
Compensation for stock grants vesting in the future			6				6		17	23
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)			(34)
Sales of treasury stock				34			34			34
Dividends paid to stockholders - $0.10 per share					(11)		(11)			(11)
Distributions from IBG LLC to noncontrolling interests							—		(223)	(223)
Adjustments for changes in proportionate ownership in IBG LLC			30				30		(30)	—
Comprehensive income					125	7	132		500	632
Balance, June 30, 2023	104,492,741	$1	$1,626	$(5)	$1,546	$(10)	$3,158		$9,499	$12,657

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2022

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders’	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock – IBKR Promotion	50,000		1	(3)			(2)	2	—
Net distribution of common stock – IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			5				5	16	21
Dividends paid to stockholders - $0.10 per share					(9)		(9)		(9)
Distributions from IBG LLC to noncontrolling interests							—	(80)	(80)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					73	(10)	63	262	325
Balance, March 31, 2022	98,409,572	$1	$1,449	$(5)	$1,017	$(6)	$2,456	$8,026	$10,482
Common stock distributed pursuant to stock incentive plans	1,271,794						—		—
Issuance of common stock – IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock – IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			5				5	16	21
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(151)	(151)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					72	(24)	48	207	255
Balance, June 30, 2022	99,731,366	$1	$1,480	$(6)	$1,079	$(30)	$2,524	$8,078	$10,602

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 24.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, our customers can use our trading platform to trade certain cryptocurrencies through a third-party cryptocurrency service provider that executes, clears and custodies the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of June 30, 2023, the Company had 2,908 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2023	2022

	(in millions)

U.S. and foreign government securities	$6,228	$4,641
Municipal securities	39	82
Securities purchased under agreements to resell [1]	27,190	27,058
	$33,457	$31,781

______________________________

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

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2023	2022

	(in millions)

Equity method investments [1]	$118	$121
Investments in equity securities at adjusted cost [2]	16	16
Investments in equity securities at fair value [2]	29	34
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$165	$173

______________________________

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has entered into agreements with third-party Cryptocurrency Service Providers (“CSPs”), which provide (i) cryptocurrency exchange platforms and services whereby investors can buy and sell certain cryptocurrencies and (ii) custody services for certain cryptocurrencies, enabling some of our customers to trade and custody Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Bitcoin Cash (BCH) and potentially other cryptocurrencies via CSPs.

Even though the Company is not responsible for the safeguarding of crypto-assets at the CSPs, its customers’ crypto-assets held at the CSPs are deemed to be in scope of SAB 121.

As of June 30, 2023, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the consolidated statements of financial condition, was $118 million ($80 million as of December 31, 2022), which consisted of $72 million of Bitcoin, $41 million of Ethereum and $5 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our consolidated statements of comprehensive income unless a loss event is identified. As of June 30, 2023, no loss events were identified.

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

Stock-Based Compensation

The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), to account for its stock-based compensation plans. ASC Topic 718 requires all share-based payments to employees to be recognized in the condensed consolidated financial statements using a fair value-based method. Grants, which are denominated in U.S. dollars, are communicated to employees in the year of the grant, thereby establishing the fair value of each grant. The fair value of awards granted to employees are generally expensed as follows: 50% in the year of grant in recognition of the plans’ post-employment provisions (as described below) and the remaining 50% over the related vesting period utilizing the “graded vesting” method permitted under ASC Topic 718. In the case of “retirement eligible” employees (those employees older than 59), 100% of awards are expensed when granted.

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

FASB Standards issued but not adopted as of June 30, 2023

There have been no FASB Standards issued, applicable to the Company, but not adopted as of June 30, 2023.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	24.8%	75.2%	100.0%
Membership interests	104,363,296	316,609,102	420,972,398

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2023 and December 31, 2022, 1,000,000,000 shares of Class A common stock were authorized, of which 104,492,741 and 103,057,148 shares have been issued; and 104,328,801 and 102,887,728 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares were issued or outstanding as of June 30, 2023 and December 31, 2022, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2023 and December 31, 2022, the unamortized balance of these deferred tax assets was $184 million and $193 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2023 were $654 million, $556 million and $98 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $268 million through June 30, 2023 under the terms of the Tax Receivable Agreement.

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

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions, of which 370,000 shares have been issued to IBG LLC for distribution to eligible customers of certain of its subsidiaries through the quarter ended June 30, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2023, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 2,632,748 shares of common stock (with a fair value of $218 million) in exchange for an equivalent number of shares of member interest in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 24.8% to 25.4%. Mr. Thomas Peterffy and his affiliates’ interests in Holdings increased to approximately 91.3% after this redemption.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$125	$72	$273	$145
Weighted average shares of common stock outstanding
Class A	103,587,457	98,853,881	103,274,746	98,541,698
Class B	100	100	100	100
	103,587,557	98,853,981	103,274,846	98,541,798
Basic earnings per share	$1.21	$0.73	$2.65	$1.47

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$125	$72	$273	$145
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	103,587,457	98,853,881	103,274,746	98,541,698
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	876,172	841,508	980,042	920,069
Class B	100	100	100	100
	104,463,729	99,695,489	104,254,888	99,461,867
Diluted earnings per share	$1.20	$0.72	$2.62	$1.46

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2023, IBG LLC made distributions totaling $454 million, to its members, of which IBG, Inc.’s proportionate share was $112 million. In March and June 2023, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $10 million and $11 million, respectively.

On July 18, 2023, the Company declared a cash dividend of $0.10 per common share, payable on September 14, 2023 to stockholders of record as of September 1, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$132	$48	$285	$111

Earnings per share on comprehensive income
Basic	$1.28	$0.48	$2.76	$1.12
Diluted	$1.27	$0.47	$2.74	$1.11
Weighted average common shares outstanding
Basic	103,587,557	98,853,981	103,274,846	98,541,798
Diluted	104,463,729	99,695,489	104,254,888	99,461,867

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

	Financial Assets at Fair Value as of June 30, 2023

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,228	$—	$—	$6,228
Municipal securities	—	39	—	39
Total securities segregated for regulatory purposes	6,228	39	—	6,267

Financial instruments owned, at fair value
Stocks	433	—	—	433
Options	20	—	—	20
U.S. and foreign government securities	29	—	—	29
Precious metals	—	11	—	11
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	482	13	—	495

Other assets
Customer-held fractional shares	121	—	—	121
Crypto-asset safeguarding asset	—	118	—	118
Other investments in equity securities	29	—	—	29
Total other assets	150	118	—	268
Total financial assets at fair value	$6,860	$170	$—	$7,030

	Financial Liabilities at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$118	$—	$—	$118
Options	22	—	—	22
Precious metals	—	8	—	8
Currency forward contracts	—	9	—	9
Total financial instruments sold, but not yet purchased, at fair value	140	17	—	157

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	121	—	—	121
Crypto-asset safeguarding liability	—	118	—	118
Total accounts payable, accrued expenses and other liabilities	121	118	—	239
Total financial liabilities at fair value	$261	$135	$—	$396

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$4,641	$—	$—	$4,641
Municipal securities	—	82	—	82
Total securities segregated for regulatory purposes	4,641	82	—	4,723

Financial instruments owned, at fair value
Stocks	380	—	—	380
Options	31	—	—	31
U.S. and foreign government securities	35	—	—	35
Precious metals	—	9	—	9
Currency forward contracts	—	30	—	30
Total financial instruments owned, at fair value	446	39	—	485

Other assets
Customer-held fractional shares	91	—	—	91
Crypto-asset safeguarding asset	—	80	—	80
Other investments in equity securities	34	—	—	34
Total other assets	125	80	—	205
Total financial assets at fair value	$5,212	$201	$—	$5,413

	Financial Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$121	$—	$—	$121
Options	16	—	—	16
Precious metals	—	7	—	7
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	137	9	—	146

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	91	—	—	91
Crypto-asset safeguarding liability	—	80	—	80
Total accounts payable, accrued expenses and other liabilities	91	80	—	171
Total financial liabilities at fair value	$228	$89	$—	$317

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the six months ended June 30, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company’s condensed consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities.

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,681	$3,681	$3,681	$—	$—
Cash – segregated for regulatory purposes	25,770	25,770	25,770	—	—
Securities – segregated for regulatory purposes	27,190	27,190	—	27,190	—
Securities borrowed	5,999	5,999	—	5,999	—
Securities purchased under agreements to resell	6,431	6,431	—	6,431	—
Receivables from customers	41,966	41,966	—	41,966	—
Receivables from brokers, dealers and clearing organizations	1,400	1,400	—	1,400	—
Interest receivable	391	391	—	391	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$112,845	$112,846	$29,451	$83,379	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	10,261	10,261	—	10,261	—
Payables to customers	95,999	95,999	—	95,999	—
Payables to brokers, dealers and clearing organizations	376	376	—	376	—
Interest payable	270	270	—	270	—
Total financial liabilities, not measured at fair value	$106,923	$106,923	$—	$106,923	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,436	$3,436	$3,436	$—	$—
Cash – segregated for regulatory purposes	25,167	25,167	25,167	—	—
Securities – segregated for regulatory purposes	27,058	27,058	—	27,058	—
Securities borrowed	4,749	4,749	—	4,749	—
Securities purchased under agreements to resell	6,029	6,029	—	6,029	—
Receivables from customers	38,760	38,760	—	38,760	—
Receivables from brokers, dealers and clearing organizations	3,469	3,469	—	3,469	—
Interest receivable	341	341	—	341	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$109,026	$109,027	$28,603	$80,408	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	8,940	8,940	—	8,940	—
Payables to customers	93,195	93,195	—	93,195	—
Payables to brokers, dealers and clearing organizations	291	291	—	291	—
Interest payable	193	193	—	193	—
Total financial liabilities, not measured at fair value	$102,637	$102,637	$—	$102,637	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	June 30, 2023
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes – purchased under agreements to resell	$27,190 [1]	$—		$27,190	$(27,190)	$—
Securities borrowed	5,999	—		5,999	(5,876)	123
Securities purchased under agreements to resell	6,431	—		6,431	(6,431)	—
Financial instruments owned, at fair value
Options	20	—		20	(17)	3
Currency forward contracts	2	—		2	—	2
Total	$39,642	$—		$39,642	$(39,514)	$128

	(in millions)
Offsetting of financial liabilities
Securities loaned	$10,261	$—	$10,261	$(9,604)	$657
Financial instruments sold, but not yet purchased, at fair value
Options	22	—	22	(17)	5
Currency forward contracts	9	—	9	—	9
Total	$10,292	$—	$10,292	$(9,621)	$671

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	in the Condensed
	of Financial	Condensed		the Condensed	Consolidated Statements
	Assets and	Consolidated		Consolidated	of Financial Condition
	Liabilities	Statements of		Statements of	Cash or Financial
	Recognized	Financial Condition	[2]	Financial Condition	Instruments	Net Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes – purchased under agreements to resell	$27,058 [1]	$—		$27,058	$(27,058)	$—
Securities borrowed	4,749	—		4,749	(4,597)	152
Securities purchased under agreements to resell	6,029	—		6,029	(6,029)	—
Financial instruments owned, at fair value
Options	31	—		31	(16)	15
Currency forward contracts	30	—		30	—	30
Total	$37,897	$—		$37,897	$(37,700)	$197

	(in millions)
Offsetting of financial liabilities
Securities loaned	$8,940	$—	$8,940	$(8,260)	$680
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	2	—	2	—	2
Total	$8,958	$—	$8,958	$(8,276)	$682

______________________________

(1)As of June 30, 2023 and December 31, 2022, the Company had $27.2 billion and $27.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at June 30, 2023 and December 31, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$10,194	$—	$—	$—	$10,194
Corporate bonds	66	—	—	—	66
Foreign government securities	1	—	—	—	1
Total securities loaned	$10,261	$—	$—	$—	$10,261

	December 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$8,837	$—	$—	$—	$8,837
Corporate bonds	101	—	—	—	101
Foreign government securities	2	—	—	—	2
Total securities loaned	$8,940	$—	$—	$—	$8,940

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2023 and December 31, 2022, approximately $42.0 billion and $38.8 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2023		December 31, 2022
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$79,945	$8,751	$62,689	$7,055
Securities purchased under agreements to resell transactions [1]	33,855	32,385	33,208	31,108
Customer margin assets	50,510	17,110	42,222	17,008
	$164,310	$58,246	$138,119	$55,171

______________________________

(1)As of June 30, 2023, $27.2 billion or 84% (as of December 31, 2022, $27.1 billion or 87%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2023 and December 31, 2022, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2023	2022

	(in millions)

Stocks	$68	$54
U.S. and foreign government securities	29	35
	$97	$89

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)

Geographic location [1]
United States	$242	$224	$475	$469
International	127	141	294	298
	$369	$365	$769	$767

Major types of services
Commissions	$322	$322	$679	$671
Market data fees [2]	18	19	36	39
Risk exposure fees [2]	10	6	16	21
Payments for order flow [2]	7	9	15	19
Other [2]	12	9	23	17
	$369	$365	$769	$767

______________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $14 million and $17 million as of June 30, 2023 and December 31, 2022, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of June 30, 2023 and December 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of June 30, 2023 and December 31, 2022, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)

Principal transactions	$(5)	$(1)	$1	$(24)
Gains (losses) from currency diversification strategy, net	(55)	(53)	(54)	(71)
Other, net	(3)	(3)	9	(1)
	$(63)	$(57)	$(44)	$(96)

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $4 million and $3 million of plan contributions for the six months ended June 30, 2023 and 2022, respectively.

2007 Stock Incentive Plan

On February 28, 2023, the Company amended the 2007 Stock Incentive Plan to increase the number of shares of Class A common stock authorized and reserved for issuance from 30 million to 40 million, which was approved by the Company’s stockholders at its 2023 Annual Meeting held on April 20, 2023, and the shares were registered with the SEC on July 27, 2023. Under the Company’s Stock Incentive Plan, up to 40 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	27,018,109		$687
December 31, 2020	1,229,177		71
December 31, 2021	1,084,773		84
April 25, 2022	180,889	[1]	12
December 31, 2022	1,248,105	[2]	91
	30,761,053		$945

______________________________

(1)April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the six months ended June 30, 2023.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $49 million and $42 million for the six months ended June 30, 2023 and 2022, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of June 30, 2023 are $31 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2022 [1]	4,756,761
Granted	—
Canceled [2]	16,990
Distributed	(1,385,593)
Balance, June 30, 2023	3,388,158

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the six months ended June 30, 2023.

(2)During the six months ended June 30, 2023, the Company reinstated 71,562 previously canceled restricted stock units.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2023, a total of 1,320,900 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2023 and 2022 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2023 and 2022, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2023, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2016, and to non-U.S. income tax examinations for tax years prior to 2012.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of June 30, 2023, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.71%. For the six months ended June 30, 2023, right-of-use assets obtained under new operating leases were $13 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	June 30,	December 31,
	2023	2022

	(in millions)

Right-of-use assets [1]	$119	$119
Lease liabilities [1]	$141	$140

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)

Operating lease cost	$9	$7	$17	$15
Variable lease cost	1	1	3	2
Total lease cost	$10	$8	$20	$17

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

June 30, 2023
(in millions)
2023 (remaining)	$14
2024	28
2025	23
2026	21
2027	17
2028	17
Thereafter	39
Total undiscounted operating lease payments	159
Less: imputed interest	(18)
Present value of operating lease liabilities	$141

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2023 and 2022, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)

Net revenues
United States	$704	$437	$1,437	$871
International	296	219	619	430
Total net revenues	$1,000	$656	$2,056	$1,301
Income before income taxes
United States	$488	$298	$1,075	$609
International	164	94	338	177
Total income before income taxes	$652	$392	$1,413	$786

15.  Regulatory Requirements

As of June 30, 2023, aggregate excess regulatory capital for all operating subsidiaries was $9.4 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2023.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$6,871	$794	$6,077
IBHK	1,080	208	872
IBIE	676	162	514
Other regulated operating subsidiaries	2,091	125	1,966
	$10,718	$1,289	$9,429

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2023, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 were accounts receivable from directors, officers and their affiliates of $8 million and $17 million, respectively, and payables of $1,142 million and $1,208 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

17.  Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date the condensed consolidated financial statements were issued.

Except as disclosed in Note 4 and Note 10, no other recordable or disclosable events occurred.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 24, 2023, and elsewhere in this report.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC) for the periods presented. Unless otherwise indicated, the terms “common stock” refer to the Class A common stock of IBG, Inc.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 24.8% of the membership interests of IBG LLC. The remaining approximately 75.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	24.8%	75.2%	100.0%
Membership interests	104,363,296	316,609,102	420,972,398

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

Our customer base is diverse with respect to geography and type. Currently, approximately 80% of our customers reside outside the United States (“U.S.”) in over 200 countries and territories, and over 50% of new customers come from outside the U.S. Approximately 57% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended June 30, 2023 (“current quarter”), world equities markets were mixed, with the U.S., Canada, Europe, Japan and Australia rising while some Asian markets, notably China and Hong Kong, declined. In markets that rose, investors reacted positively to data showing resilience in the economy. Tighter monetary policy and higher interest rates across a number of countries, elevated but moderating inflation, the possibility of recession, and continued geopolitical uncertainty were all factors in the current quarter. Individual investors, who had helped drive equities market volumes higher in prior years, were more engaged in the options markets and less in equities markets in the current quarter.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major exchanges declined in the current quarter while most major market indexes rose. Within U.S. equities, a small number of technology stocks were responsible for the majority of market index gains in the current quarter. While stock trading volumes remained higher than pre-pandemic levels, they were lower in the current quarter versus the prior-year quarter as investors likely chose to carry their unrealized gains. In the U.S., according to industry data, listed cash equities volume decreased by 15%, and futures by 1%, while average daily volume in exchange-listed equity-based options increased by 9%, compared to the prior-year quarter. Options trading volumes have risen partly as the result of an increase in trading of shorter-dated options contracts.

In futures, market volumes increased in the interest rate, energy and metals products, in part as investors sought to mitigate exposure to persistent inflation and higher interest rates. Following the cash equities trading volume trend, U.S. equity-based futures volumes were down versus the prior-year quarter.

These factors led to mixed results across our major product types: customer options volumes were up 9%, while futures, stock and foreign exchange volumes declined 3%, 28% and 28%, respectively, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 40%, from an average of 27.4 in the prior-year quarter to 16.5 in the current quarter. Volatility levels had been elevated for most of 2022 due to geopolitical uncertainty and more unpredictable world economies and markets, such as the war in Ukraine and consistent, significant interest rate hikes. In contrast, the current level of volatility has dipped below long-term trends.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve increased the benchmark federal funds rate once this quarter, raising rates 25 basis points in May and pausing in June. The U.S. Treasury yield curve remains inverted, with long-term rates markedly lower than short-term. In nearly every country with developed financial markets, interest rates also rose in the current quarter as central banks continue to take steps to control inflationary pressures.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. The uncertainty over future U.S. Federal Reserve rate policy has led us to maintain a short duration portfolio, all of which matured within three months at June 30, 2023, to more closely match asset and liability maturities, so that additional rate increases present more opportunities for our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so rising rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Rising rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also increased their interest rates in recent months. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased significantly compared to the prior-year quarter as the average federal funds effective rate increased to 4.99% in the current quarter from 0.77% in the prior-year quarter. During an extended period prior to 2022, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Now that benchmark interest rates are over 50 basis points this spread compression has been eliminated, leading to higher net interest income.

Higher interest rates contributed to a 99% rise in net interest income over the prior-year quarter. Combined with increases in average interest-earning assets, particularly in segregated cash balances, these higher rates led to a widening of our net interest margin from 1.27% in the prior-year quarter to 2.34% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.14% compared to its value at March 31, 2023, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.20 for the current quarter, compared to diluted earnings per share of $0.72 for the prior-year quarter. Adjusted diluted earnings per share were $1.32 for the current quarter and $0.84 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,000 million and income before income taxes was $652 million, compared to net revenues of $656 million and income before income taxes of $392 million in the prior-year quarter. Adjusted net revenues were $1,064 million and adjusted income before income taxes was $716 million, compared to adjusted net revenues of $717 million and adjusted income before income taxes of $453 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue was unchanged at $322 million. Customer trading volume was mixed across product types with options contracts volume up 9% while futures contracts and stock share volumes were down 3% and 28%, respectively.

•Net interest income increased 99% to $694 million on higher benchmark interest rates and customer credit balances.

•Execution, clearing, and distribution fees expenses increased 21% to $93 million driven by high customer trading volume in options, the non-recurrence of a $3 million OCC rebate in the prior-year quarter, and a $1 million increase in market data fees, which are associated with market data revenue included in other fees and services.

•General and administrative expenses increased $43 million to $85 million. The increase is largely attributable to reserves related to the previously-disclosed regulatory investigations into the use of unapproved electronic messaging subject to record-keeping requirements. As has been publicly reported, the SEC and CFTC are conducting an industry-wide sweep that has resulted in substantial settlements with other financial services firms.

•Pretax profit margin was 65% for the current quarter, up from 60% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 67%, up from 63% in the prior-year quarter.

•Total equity as of June 30, 2023 was $12.7 billion.

In connection with our currency diversification strategy as of June 30, 2023, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $24 million (compared to a decrease of $158 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.14%, compared to its value as of March 31, 2023. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $55 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $31 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations:

•Retail participation in the equity markets has fluctuated in the past due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•Consolidation among market centers may adversely affect the value of our IB SmartRoutingSM software.

•Price competition among broker-dealers may continue to intensify.

•Benchmark interest rates tend to fluctuate with economic conditions. Changes in interest rates may not be predictable.

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

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated in recent years, and changes in Chinese governmental oversight of Hong Kong and in the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets. We continue to monitor the war and assess any potential impact to our business, including effects relating to currency control restrictions imposed by the Central Bank of Russia and restrictions by the Moscow Stock Exchange regarding the sale of assets by non-Russian residents.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2020	620,405		56,834		27,039		704,278		2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905
2022	735,619	(16%)	70,049	(11%)	32,863	1%	838,531	(15%)	3,347

2Q2022	186,791		18,274		8,327		213,392		3,442
2Q2023	161,710	(13%)	14,071	(23%)	8,383	1%	184,164	(14%)	2,970

1Q2023	180,261		15,369		8,187		203,817		3,287
2Q2023	161,710	(10%)	14,071	(8%)	8,383	2%	184,164	(10%)	2,970

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	624,035		167,078		338,513,068
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)

2Q2022	217,642		51,562		81,137,875
2Q2023	236,803	9%	49,644	(4%)	58,720,684	(28%)

1Q2023	247,508		55,197		75,522,066
2Q2023	236,803	(4%)	49,644	(10%)	58,720,684	(22%)

ALL CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	584,195		164,555		331,263,604
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)

2Q2022	209,124		50,707		80,079,410
2Q2023	227,884	9%	49,040	(3%)	57,711,637	(28%)

1Q2023	239,038		54,577		74,562,384
2Q2023	227,884	(5%)	49,040	(10%)	57,711,637	(23%)

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	518,965		163,101		320,376,365
2021	773,284	49%	151,715	(7%)	752,720,070	135%
2022	781,373	1%	202,145	33%	314,462,672	(58%)

2Q2022	188,617		50,313		77,283,249
2Q2023	194,082	3%	48,506	(4%)	55,664,831	(28%)

1Q2023	209,605		53,957		72,041,499
2Q2023	194,082	(7%)	48,506	(10%)	55,664,831	(23%)

PRINCIPAL TRANSACTIONS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	39,840		2,523		7,249,464
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)

2Q2022	8,518		855		1,058,465
2Q2023	8,919	5%	604	(29%)	1,009,047	(5%)

1Q2023	8,470		620		959,682
2Q2023	8,919	5%	604	(3%)	1,009,047	5%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2023	2Q2022	% Change
Total Accounts (in thousands)	2,290	1,923	19%
Customer Equity (in billions) [1]	$365.0	$294.8	24%

Cleared DARTs (in thousands) [2]	1,673	1,927	(13%)
Total Customer DARTs (in thousands) [2]	1,865	2,173	(14%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.11	$2.74	14%
Cleared Avg. DARTs per Account (Annualized)	186	259	(28%)

Consecutive Quarters	2Q2023	1Q2023	% Change
Total Accounts (in thousands)	2,290	2,195	4%
Customer Equity (in billions) [1]	$365.0	$343.1	6%

Cleared DARTs (in thousands) [2]	1,673	1,845	(9%)
Total Customer DARTs (in thousands) [2]	1,865	2,054	(9%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.11	$3.16	(2%)
Cleared Avg. DARTs per Account (Annualized)	186	214	(13%)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except share and per share amounts)

Revenues
Commissions	$322	$322	$679	$671
Other fees and services	47	43	90	96
Other income (loss)	(63)	(57)	(44)	(96)
Total non-interest income	306	308	725	671

Interest income	1,545	460	2,892	792
Interest expense	(851)	(112)	(1,561)	(162)
Total net interest income	694	348	1,331	630
Total net revenues	1,000	656	2,056	1,301

Non-interest expenses
Execution, clearing and distribution fees	93	77	188	148
Employee compensation and benefits	136	112	264	223
Occupancy, depreciation and amortization	25	23	49	45
Communications	10	9	19	17
General and administrative	85	42	121	80
Customer bad debt	(1)	1	2	2
Total non-interest expenses	348	264	643	515
Income before income taxes	652	392	1,413	786
Income tax expense	51	32	112	60
Net income	601	360	1,301	726
Less net income attributable to noncontrolling interests	476	288	1,028	581
Net income available for common stockholders	$125	$72	$273	$145

Earnings per share
Basic	$1.21	$0.73	$2.65	$1.47
Diluted	$1.20	$0.72	$2.62	$1.46

Weighted average common shares outstanding
Basic	103,587,557	98,853,981	103,274,846	98,541,798
Diluted	104,463,729	99,695,489	104,254,888	99,461,867

Comprehensive income
Net income available for common stockholders	$125	$72	$273	$145
Other comprehensive income
Cumulative translation adjustment, before income taxes	7	(24)	12	(34)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	7	(24)	12	(34)
Comprehensive income available for common stockholders	$132	$48	$285	$111

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$476	$288	$1,028	$581
Other comprehensive income - cumulative translation adjustment	24	(81)	38	(112)
Comprehensive income attributable to noncontrolling interests	$500	$207	$1,066	$469

Three Months Ended June 30, 2023 (“current quarter”) compared to the Three Months Ended June 30, 2022 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $344 million, or 52%, compared to the prior-year quarter, to $1,000 million. The increase in net revenues was mainly due to higher net interest income.

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

Commissions, for the current quarter, were unchanged at $322 million. Total customer options volume increased 9%, while futures contracts and stock share volumes decreased 3% and 28%, respectively. Customer stock trading volume was impacted by high trading volume, primarily in lower-priced stocks in the prior-year quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 14% to 1.9 million, compared to 2.2 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, decreased 13% to 1.7 million, compared to 1.9 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, increased 14% to $3.11, compared to $2.74 for the prior-year quarter, as our customers’ trading volume mix included a higher per order contribution from nearly all product categories, particularly from options and futures.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $4 million, or 9%, compared to the prior-year quarter, to $47 million, driven by a $4 million increase in risk exposure fee income resulting from more risk-on positioning of customers and a $2 million increase in other customer related fees, partially offset by a $2 million decrease in options exchange liquidity payments.

Other Income (Loss)

Other income (loss) consists of foreign exchange gains (losses) from our currency diversification strategy, gains (losses) from principal transactions, gains (losses) from our equity method investments, and other revenue not directly attributable to our core business offerings. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Other income (loss), for the current quarter, decreased $6 million, or 11%, compared to the prior-year quarter, to a loss of $63 million. This decrease was mainly comprised of $7 million from our trading activities, which gained $3 million in the current quarter compared to a $10 million gain in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $346 million, or 99%, compared to the prior-year quarter, to $694 million. The increase in net interest income was mainly driven by higher benchmark interest rates and higher customer credit balances.

Net interest income on customer balances, for the current quarter, increased $260 million, compared to the prior-year quarter, driven by an $6.4 billion increase in average customer credit balances; an increase in the average federal funds effective rate to 4.99% from 0.77% in the prior-year quarter; and higher interest rates outside the U.S. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 50% to $5.6 billion, and average securities loaned balances decreased 8% to $9.7 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $37 million, or 32%, compared to the prior-year quarter. Securities lending opportunities maintained a strong pace during the current quarter. However, as noted above, the rise in benchmark interest rates has shifted a portion of the interest income reported in the NIM table below from interest on “Securities borrowed and loaned, net” to “Segregated cash and securities, net”, which we estimate to be approximately $40 million for the current quarter compared to the prior-year quarter. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended June 30,
	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$61,038	$50,508
Customer margin loans	39,989	44,764
Securities borrowed	5,649	3,775
Other interest-earning assets	10,090	9,482
FDIC sweeps [1]	2,719	2,176
	$119,485	$110,705

Average interest-bearing liabilities
Customer credit balances	$96,416	$90,048
Securities loaned	9,729	10,599
Other interest-bearing liabilities	-	1
	$106,145	$100,648

Net Interest income
Segregated cash and securities, net	$700	$53
Customer margin loans [2]	547	197
Securities borrowed and loaned, net	79	116
Customer credit balances, net [2]	(774)	(37)
Other net interest income [1,3]	145	22
Net interest income [3]	$697	$351

Net interest margin ("NIM")	2.34%	1.27%

Annualized Yields
Segregated cash and securities	4.60%	0.42%
Customer margin loans	5.49%	1.77%
Customer credit balances	3.22%	0.17%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, $5 million and $3 million were reported in other fees and services, respectively, and -$2 million and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $84 million, or 32%, compared to the prior-year quarter, to $348 million, mainly due to a $43 million increase in general and administrative expenses, a $24 million increase in employee compensation and benefits, a $16 million increase in execution, clearing and distribution fees, and a $2 million increase in occupancy, depreciation and amortization expenses; partially offset by a $2 million decrease in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 35% for the current quarter and 40% for the prior-year quarter.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees include the costs of executing and clearing trades, net of liquidity rebates received from various exchanges and market centers, as well as regulatory fees and market data fees. Execution fees are paid primarily to electronic exchanges and market centers on which we trade. Clearing fees are paid to clearing houses and clearing agents. Market data fees, which are associated with market data revenue included in other fees and services, are paid to third parties to receive streaming price quotes and related information.

Execution, clearing and distribution fees, for the current quarter, increased $16 million, or 21%, compared to the prior-year quarter, to $93 million, mainly driven by a $14 million net increase in exchange fees on higher customer trading volumes in options and lower liquidity rebates; the non-recurrence of a $3 million OCC rebate in the prior-year quarter; and a $1 million increase in market data fees, partially offset by a $3 million decrease in regulatory fees due to lower SEC fee rates. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current quarter and 12% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $24 million, or 21%, compared to the prior-year quarter, to $136 million, on a combination of staffing increases and inflation. The average number of employees increased 6% to 2,890 for the current quarter, compared to 2,732 for the prior-year quarter. We continued to add staff worldwide in information technology services, software development, client services and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 14% for the current quarter and 17% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 13% for the current quarter and 16% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 9%, compared to the prior-year quarter, to $25 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 3% for the current quarter and 4% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter increased $1 million, or 11%, compared to the prior-year quarter, to $10 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $43 million, or 102%, compared to the prior-year quarter, to $85 million, primarily due to an increase in reserves related to the previously-disclosed regulatory investigation into the use of unapproved electronic messaging subject to record-keeping requirements. As has been publicly reported, the SEC and CFTC are conducting an industry-wide sweep that has resulted in substantial settlements with other financial services firms. We believe we have recorded adequate reserves for this matter at this time. As a percentage of total net revenues, general and administrative expenses were 9% for the current quarter and 6% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $2 million, compared to the prior-year quarter, due to a net recovery of $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $19 million, or 59%, compared to the prior-year quarter, to $51 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$651	$392
IBG, Inc. stand-alone income before income taxes	(2)	(2)
Operating subsidiaries income before income taxes	$653	$394

Operating subsidiaries
Income before income taxes	$653	$394
Income tax expense	21	16
Net income available to members	$632	$378

IBG, Inc.
Average ownership percentage in IBG LLC	24.7%	23.6%
Net income available to IBG, Inc. from operating subsidiaries	$157	$90
IBG, Inc. stand-alone income before income taxes	(2)	(2)
Income before income taxes	155	88
Income tax expense	30	16
Net income available to common stockholders	$125	$72

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$21	$16
Income tax expense attributable to IBG, Inc.	30	16
Consolidated income tax expense	$51	$32

Operating Results

Income before income taxes, for the current quarter increased $260 million, or 66%, to $652 million, compared to the prior-year quarter. Pretax profit margin was 65% for the current quarter and 60% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $1,064 million, up 48%; adjusted income before income taxes was $716 million, up 58%; and adjusted pre-tax profit margin was 67% for the current quarter and 63% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2023 (“current six-month period”) compared to the Six Months Ended June 30, 2022 (“prior-year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, increased $755 million, or 58%, compared to the prior-year six-month period, to $2,056 million. The increase in net revenues was due to higher net interest income, other income and commissions, partially offset by lower other fees and services.

Commissions

Commissions, for the current six-month period, increased $8 million, or 1%, compared to the prior-year six-month period, to $679 million, driven higher customer volume in options, partially offset by lower customer trading volumes in stocks. Total customer options contracts volumes increased 5% while stock share volume decreased 25% from high trading volume, primarily in lower-priced stocks, in the prior-year six-month period. Total DARTs for cleared and execution-only customers, for the current six-month period, decreased 17% to 2.0 million, compared to 2.3 million for the prior-year six-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current six-month period, decreased 15% to 1.8 million, compared to 2.1 million for the prior-year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, increased 19% to $3.13, compared to $2.64 for the prior-year six-month period, as our customers’ trading volume mix included a higher per order contribution from all product categories, including from options, futures and stocks.

Other Fees and Services

Other fees and services, for the current six-month period, decreased $6 million, or 6%, compared to the prior-year six-month period, to $90 million, driven by a $5 million decrease in risk exposure fee income as customers reduced risk, a $4 million decrease in options exchange liquidity payments, and a $3 million decrease in market data fees; partially offset by a $4 million increase in FDIC sweep fees due to higher benchmark interest rates.

Other Income

Other income, for the current six-month period, increased $52 million, or 54%, compared to the prior-year six-month period, to a loss of $44 million. This increase was mainly comprised of $45 million from our U.S. government securities portfolio which gained $8 million in the current six-month period compared to a $36 million loss in the prior-year six-month period; and $17 million related to our currency diversification strategy, which lost $54 million in the current six-month period compared to a loss of $71 million in the prior-year six-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $701 million, or 111%, compared to the prior-year six-month, to $1,331 million. The increase in net interest income was driven by higher benchmark interest rates and higher customer credit balances.

Net interest income on customer balances, for the current six-month period, increased $522 million, compared to the prior-year six-month period, driven by an $8.9 billion increase in average customer credit balances; an increase in the average federal funds effective rate to 4.75% from 0.44% in the prior-year six-month period; and higher interest rates outside the U.S. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current six-month period, average securities borrowed balances increased 45% to $5.3 billion, and average securities loaned balances decreased 16% to $9.2 billion, compared to the prior-year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current six-month period, net interest earned from securities lending transactions decreased $59 million, or 26%, compared to the prior-year six-month period. Securities lending opportunities maintained a strong pace during the current six-month period. However, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Six Months Ended June 30,
	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$60,359	$46,898
Customer margin loans	39,646	45,953
Securities borrowed	5,259	3,621
Other interest-earning assets	9,932	8,847
FDIC sweeps [1]	2,574	2,198
	$117,770	$107,517

Average interest-bearing liabilities
Customer credit balances	$96,109	$87,222
Securities loaned	9,150	10,844
Other interest-bearing liabilities	1	7
	$105,260	$98,073

Net Interest income
Segregated cash and securities, net	$1,303	$60
Customer margin loans [2]	1,024	346
Securities borrowed and loaned, net	167	226
Customer credit balances, net [2]	(1,427)	(28)
Other net interest income [1,3]	270	30
Net interest income [3]	$1,337	$634

Net interest margin ("NIM")	2.29%	1.19%

Annualized Yields
Segregated cash and securities	4.35%	0.26%
Customer margin loans	5.21%	1.52%
Customer credit balances	2.99%	0.06%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2023 and 2022, $8 million and $4 million were reported in other fees and services, respectively, and -$2 and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $128 million, or 25%, compared to the prior-year six-month period, to $643 million, mainly due to a $41 million increase in employee compensation and benefits, a $41 million increase in general and administrative expenses, a $40 million increase in execution, clearing and distribution fees, a $4 million increase in occupancy, depreciation and amortization expenses, and a $2 million increase in communications expenses. As a percentage of total net revenues, non-interest expenses were 31% for the current six-month period and 40% for the prior-year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, increased $40 million, or 27%, compared to the prior-year six-month period, to $188 million, mainly driven by a $35 million increase in exchange fees on higher customer trading volumes in options; lower liquidity rebates; and the non-recurrence of a $3 million OCC rebate in the prior-year six-month period. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current six-month period and 11% for the prior-year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $41 million, or 18%, compared to the prior-year six-month period, to $264 million, on a combination of staffing increases and inflation. The average number of employees increased 7% to 2,867 for the current six-month period, compared to 2,678 for the prior-year six-month period. We continued to add staff worldwide in software development, information technology services, client services and compliance. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 13% for the current six-month period and 17% for the prior-year six-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 13% for the current six-month period and 16% for the prior-year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $4 million, or 9%, compared to the prior-year six-month period, to $49 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current six-month period and 3% for the prior-year six-month period.

Communications

Communications expenses, for the current six-month period increased $2 million, or 12%, compared to the prior-year six-month period, to $19 million. As a percentage of total net revenues, communications expenses were 1% for both the current six-month period and the prior-year six-month period.

General and Administrative

General and administrative expenses, for the current six-month period, increased $41 million, or 51%, compared to the prior-year six-month period, to $121 million, primarily due to an increase in reserves related to the previously-disclosed regulatory investigation into the use of unapproved electronic messaging subject to record-keeping requirements. As has been publicly reported, the SEC and CFTC are conducting an industry-wide sweep that has resulted in substantial settlements with other financial services firms. As a percentage of total net revenues, general and administrative expenses were 6% for both the current six-month period and prior-year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, was unchanged from the prior-year six-month period, at $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current six-month period, increased $52 million, or 87%, compared to the prior-year six-month period, to $112 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,413	$786
IBG, Inc. stand-alone income before income taxes	(3)	(2)
Operating subsidiaries income before income taxes	$1,416	$788

Operating subsidiaries
Income before income taxes	$1,416	$788
Income tax expense	51	27
Net income available to members	$1,365	$761

IBG, Inc.
Average ownership percentage in IBG LLC	24.6%	23.6%
Net income available to IBG, Inc. from operating subsidiaries	$337	$180
IBG, Inc. stand-alone income before income taxes	(3)	(2)
Income before income taxes	334	178
Income tax expense	61	33
Net income available to common stockholders	$273	$145

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$51	$27
Income tax expense attributable to IBG, Inc.	61	33
Consolidated income tax expense	$112	$60

Operating Results

Income before income taxes, for the current six-month period increased $627 million, or 80%, to $1,413 million, compared to the prior-year six-month period. Pretax profit margin was 69% for the current six-month period and 60% for the prior-year six-month period.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $2,079 million, up 48%; adjusted income before income taxes was $1,436 million, up 61%; and adjusted pre-tax profit margin was 69% for the current quarter and 63% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,000	$656	$2,056	$1,301
Non-GAAP adjustments
Currency diversification strategy, net	55	53	54	71
Mark-to-market on investments	9	8	(31)	37
Total non-GAAP adjustments	64	61	23	108
Adjusted net revenues	$1,064	$717	$2,079	$1,409

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$652	$392	$1,413	$786
Non-GAAP adjustments
Currency diversification strategy, net	55	53	54	71
Mark-to-market on investments	9	8	(31)	37
Total non-GAAP adjustments	64	61	23	108
Adjusted income before income taxes	$716	$453	$1,436	$894

Adjusted pre-tax profit margin	67%	63%	69%	63%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$125	$72	$273	$145
Non-GAAP adjustments
Currency diversification strategy, net	14	13	14	17
Mark-to-market on investments	2	2	(8)	9
Income tax effect of above adjustments [1]	(3)	(3)	(1)	(5)
Total non-GAAP adjustments	13	12	5	20
Adjusted net income available for common stockholders	$138	$84	$278	$165

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.20	$0.72	$2.62	$1.46
Non-GAAP adjustments
Currency diversification strategy, net	0.13	0.13	0.13	0.17
Mark-to-market on investments	0.02	0.02	(0.07)	0.09
Income tax effect of above adjustments [1]	(0.03)	(0.03)	(0.01)	(0.05)
Total non-GAAP adjustments	0.12	0.12	0.04	0.20
Adjusted diluted EPS	$1.32	$0.84	$2.67	$1.66

Diluted weighted average common shares outstanding	104,463,729	99,695,489	104,254,888	99,461,867

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of June 30, 2023, total assets were $120.6 billion of which approximately $119.6 billion, or 99.2%, were considered liquid.

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

As of June 30, 2023, liability balances in connection with payable to customers were lower than the average monthly balance during the current quarter, and short-term borrowings and securities loaned were higher than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2023 were $1,419 million ($1,394 million as of December 31, 2022). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2023, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 20% to $12.7 billion as of June 30, 2023, from $10.6 billion as of June 30, 2022. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended June 30,
	2023	2022

	(in millions)
Net cash provided by operating activities	$1,196	$1,584
Net cash used in investing activities	(9)	(26)
Net cash used in financing activities	(389)	(278)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	50	(146)
Increase in cash, cash equivalents, and restricted cash	$848	$1,134

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

Six months Ended June 30, 2023: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $848 million to $29.5 billion for the six months ended June 30, 2023. We raised $1,196 million in net cash from operating activities mainly driven by customer credit balances which increased by $2.8 billion, other receivables (primarily receivables from brokers, dealers and clearing organizations) which decreased $2.0 billion, and securities loaned which increased $1.3 billion; partially offset by customer margin loans which increased $3.2 billion, investments in securities segregated for regulatory purposes which increased $1.7 billion, and securities borrowed which increased $1.3 billion. We used net cash of $398 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, payments made to Holdings under the Tax Receivable Agreement, and repayment of short-term borrowings. Investing activities mainly consisted of distributions received and proceeds from sales of other investments, and purchases of other investments and property, equipment and intangible assets.

Six months Ended June 30, 2022: For a discussion of changes in cash flows for the six months ended June 30, 2022 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022.

Regulatory Capital Requirements

As of June 30, 2023, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $32 million for both the six months ended June 30, 2023 and 2022, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the three most recent years, inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current six-month period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of June 30, 2023, all of our U.S. government securities mature within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of June 30, 2023, there were no definitive agreements with respect to any material acquisition.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 0.19% as of June 30, 2023 compared to June 30, 2022. As of June 30, 2023, approximately 24.2% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2022				As of 6/30/2023
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.9%	$8,050	1.0000	0.720	75.8%	$9,593	-0.1%
EUR	0.09	1.0483	0.094	9.9%	1,055	1.0912	0.098	10.3%	1,308	0.4%
JPY	3.91	0.0074	0.029	3.0%	322	0.0069	0.027	2.9%	361	-0.2%
GBP	0.02	1.2179	0.024	2.6%	272	1.2698	0.025	2.7%	338	0.1%
CHF	0.02	1.0472	0.021	2.2%	234	1.1167	0.022	2.4%	298	0.1%
CNH	0.13	0.1494	0.019	2.0%	217	0.1376	0.018	1.9%	238	-0.2%
INR	1.10	0.0127	0.014	1.5%	156	0.0122	0.013	1.4%	178	-0.1%
CAD	0.02	0.7768	0.012	1.2%	130	0.7551	0.011	1.2%	151	0.0%
AUD	0.02	0.6904	0.010	1.1%	116	0.6664	0.010	1.1%	133	0.0%
HKD	0.04	0.1275	0.004	0.5%	50	0.1276	0.004	0.5%	59	0.0%
			0.948	100.0%	$10,602		0.950	100.0%	$12,657	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2023.

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

Based on customer balances and investments outstanding as of June 30, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $26 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of June 30, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $29 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2023, we extended $42.0 billion in margin loans to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 24, 2023, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2023, except those noted below.

A data breach at the CSPs may result in irreversible losses, which would adversely affect our customers and our business.

The CSPs are responsible for securing the customers’ Cryptocurrency Assets and protecting them from loss or theft.

Access to the Cryptocurrency Assets is controllable only by the possessor of the unique private key(s) relating to the digital wallet in which such Cryptocurrency Assets are held. To the extent any of the CSPs’ private keys are lost, destroyed, unable to be accessed by the CSPs, or otherwise compromised and no backup of such private key(s) is accessible, the CSPs may be unable to access the Cryptocurrency Assets held in the respective wallets. In addition, neither the CSPs nor any cryptocurrency custodian can provide absolute assurance that any or all of the CSPs’ wallets will not be hacked or compromised such that the private keys are obtained by a third-party or otherwise compromised in a manner such that Cryptocurrency Assets are sent to one or more addresses that the CSPs do not control, which could result in the loss of some or all of the Cryptocurrency Assets that the CSPs hold in custody on behalf of our customers.

Eligible customers of IB LLC can enroll to access a digital asset exchange and custody services provided by one or more CSPs to buy, sell and hold Cryptocurrency Assets in an account in the customer’s name at the CSP. IB LLC does not provide execution, custody or safeguarding services for the customers’ Cryptocurrency Assets and does not maintain (or have access to) the cryptographic key information and wallets necessary to access the Cryptocurrency Assets, nor does IB LLC have any legal title or claim to those Cryptocurrency Assets. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

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

Eligible customers of IBHK can enroll to trade and hold Cryptocurrency Assets through a relationship IBHK has established with a CSP, which is an SFC-licensed digital asset exchange and custodian. The Cryptocurrency Assets are sub-custodied by the CSP on an omnibus basis for the benefit of the customers of IBHK. IBHK notifies its customers that exchange and sub-custody services are provided by a CSP. IBHK does not maintain (or have access to) the cryptographic key information and wallets necessary to access the Cryptocurrency Assets, nor does IBHK have any beneficial claim to those Cryptocurrency Assets. The CSP is responsible for securing the customers’ Cryptocurrency Assets and protecting them from loss or theft, and the SFC requires the CSP to maintain adequate controls and insurance against the risk of theft or loss of the customers’ Cryptocurrency Assets. The agreement the customer signs with IBHK before the customer is permitted to access digital asset trading provides that:

To the maximum extent permitted by applicable Rules, [IBHK] is not liable to [Customer] for loss arising from or attributable to the insolvency of any [CSP], in the event of hacking or otherwise caused by the default of the [CSP], where [IBHK] has not failed to exercise reasonable care and diligence in the selection, appointment and ongoing monitoring of the [CSP], except (i) such loss arising from the gross negligence, willful default or fraud of [IBHK], or (ii) to the extent prohibited under applicable Rules. Notwithstanding any other provision of these Terms, in the absence of either (a) a failure by [IBHK] to exercise reasonable care and diligence in the selection, appointment and ongoing monitoring of the [CSP], or (b) gross negligence, wilful default or fraud on the part of [IBHK], [IBHK] will only be obliged to return Virtual Assets held for [Customer] with the [CSP] who is insolvent, or which Virtual Assets have otherwise been subjected to loss due to an event of hacking, embezzlement, or theft at the [CSP] or which losses are otherwise caused by the default of the [CSP], solely if and to the extent that those Virtual Assets or equivalent value are recovered by [IBHK] from the [CSP]. Unless otherwise provided under applicable Rules, [Customer] hereby agree[s] not to bring any action against [IBHK] on any claim arising from a loss occurring at the [CSP], in the absence of circumstances addressed under (a) or (b) above, so long as [IBHK] makes commercially reasonable efforts to assert a claim for recovery against the [CSP].

The CSPs’ failure to safeguard the Cryptocurrency Assets may result in losses to our customers which could have adverse effects on our customers’ confidence in our cryptocurrency offering through CSPs and on our business.

A loss event incurred by a CSP may adversely impact our operating results.

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

Even though we are not responsible for the safeguarding of crypto-assets at the CSPs, our customers’ crypto-assets held at the CSPs are deemed to be in scope of SAB 121.

Pursuant to SAB 121, we measure the crypto-asset safeguarding liability and the corresponding safeguarding asset at the fair value of the crypto-assets held by the CSPs for our customers. Because, under the guidance, the measurement of the safeguarding asset shall take into account any potential loss events, if a CSP were to suffer a loss event that impacted our customers’ crypto-assets held by that CSP, then (subject to consultation with the SEC’s Office of the Chief Accountant) we may be required to recognize a reduction in the value of the safeguarding asset at the time of the CSP’s loss event, without recognizing a corresponding reduction in the value of the safeguarding liability, even though we have no legal obligation to our customers with respect to the crypto-assets held by the CSPs. The recognition of such loss event could have a material adverse effect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The summary of the Company’s stock repurchase activity for the three months ended June 30, 2023, is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	436,545	$77.99	N/A	N/A

__________________________

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2023 vesting of the amended 2007 Stock Incentive Plan. The Company facilitated the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding the amended 2007 Stock Incentive Plan.

The Company provides employees with two options to pay for their withholding tax obligations which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. During the three months ended June 30, 2023, the Company sold 436,545 shares of its Class A common stock (with a fair value of $34 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date (1)	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas A. Frank	Executive Vice President and Chief Information Officer	Adoption	June 9, 2023	May 17, 2024	Sale	1,000,000
Paul J. Brody	Chief Financial Officer, Treasurer, Secretary and Director	Adoption	June 9, 2023	May 17, 2024	Sale	500,000

__________________________

(1)Or upon the earlier completion of all authorized transactions under the plan.

Other than as disclosed above, no other director or officer adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

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

10.5	Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 20, 2023.+
10.6	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 7, 2023