Form 10-Q
period 2023-09-30
Interactive Brokers Group, Inc.
filed 2023-11-06
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 OR

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

As of November 4, 2023, there were 107,015,336 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,824	$3,436
Cash - segregated for regulatory purposes	26,385	25,167
Securities - segregated for regulatory purposes	31,335	31,781
Securities borrowed	5,478	4,749
Securities purchased under agreements to resell	5,480	6,029
Financial instruments owned, at fair value
Financial instruments owned	744	396
Financial instruments owned and pledged as collateral	580	89
Total financial instruments owned, at fair value	1,324	485
Receivables
Customers, less allowance for credit losses of $12 and $10 as of September 30, 2023 and December 31, 2022	43,602	38,760
Brokers, dealers, and clearing organizations	1,726	3,469
Interest	440	341
Total receivables	45,768	42,570
Other assets	1,042	926
Total assets	$120,636	$115,143
Liabilities and equity
Short-term borrowings	$11	$18
Securities loaned	10,482	8,940
Financial instruments sold, but not yet purchased, at fair value	198	146
Payables
Customers	94,873	93,195
Brokers, dealers, and clearing organizations	627	291
Affiliate	212	214
Accounts payable, accrued expenses and other liabilities	681	531
Interest	288	193
Total payables	96,681	94,424
Total liabilities	107,372	103,528
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 107,125,489 and 103,057,148 shares, Outstanding – 106,992,860 and 102,887,728 shares as of September 30, 2023 and December 31, 2022	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,718	1,581
Retained earnings	1,703	1,294
Accumulated other comprehensive income, net of income taxes of $0 as of September 30, 2023 and December 31, 2022	(29)	(22)
Treasury stock, at cost, 132,629 and 169,420 shares as of September 30, 2023 and December 31, 2022	(3)	(6)
Total stockholders’ equity	3,390	2,848
Noncontrolling interests	9,874	8,767
Total equity	13,264	11,615
Total liabilities and equity	$120,636	$115,143

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2023	2022	2023	2022
Revenues
Commissions	$333	$320	$1,012	$991
Other fees and services	52	45	142	141
Other income (loss)	27	(48)	(17)	(144)
Total non-interest income	412	317	1,137	988

Interest income	1,643	783	4,535	1,575
Interest expense	(910)	(310)	(2,471)	(472)
Total net interest income	733	473	2,064	1,103
Total net revenues	1,145	790	3,201	2,091

Non-interest expenses
Execution, clearing and distribution fees	98	86	286	234
Employee compensation and benefits	127	112	391	335
Occupancy, depreciation and amortization	25	23	74	68
Communications	10	8	29	25
General and administrative	45	37	166	117
Customer bad debt	—	1	2	3
Total non-interest expenses	305	267	948	782
Income before income taxes	840	523	2,253	1,309
Income tax expense	68	40	180	100
Net income	772	483	2,073	1,209
Less net income attributable to noncontrolling interests	605	384	1,633	965
Net income available for common stockholders	$167	$99	$440	$244

Earnings per share
Basic	$1.57	$0.98	$4.22	$2.45
Diluted	$1.56	$0.97	$4.19	$2.43
Weighted average common shares outstanding
Basic	106,233,557	101,818,667	104,271,921	99,646,091
Diluted	107,011,427	102,555,482	105,184,572	100,505,075

Comprehensive income
Net income available for common stockholders	$167	$99	$440	$244
Other comprehensive income
Cumulative translation adjustment, before income taxes	(19)	(30)	(7)	(64)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	(19)	(30)	(7)	(64)
Comprehensive income available for common stockholders	$148	$69	$433	$180

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$605	$384	$1,633	$965
Other comprehensive income - cumulative translation adjustment	(57)	(93)	(19)	(205)
Comprehensive income attributable to noncontrolling interests	$548	$291	$1,614	$760

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$2,073	$1,209
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	9	8
Depreciation and amortization	49	43
Amortization of right-of-use assets	20	19
Employee stock plan compensation	75	64
Unrealized (gains) losses on other investments, net	(21)	13
Bad debt expense	2	3
Impairment loss	—	1
Shares distributed to customers under IBKR Promotions	7	7
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	446	(16,180)
Securities borrowed	(729)	4
Securities purchased under agreements to resell	549	(480)
Financial instruments owned, at fair value	(870)	(423)
Receivables from customers	(4,844)	14,508
Other receivables	1,644	353
Other assets	(59)	61
Securities loaned	1,542	(2,279)
Financial instruments sold, but not yet purchased, at fair value	52	229
Payable to customers	1,678	6,960
Other payables	552	(122)
Net cash provided by operating activities	2,175	3,998
Cash flows from investing activities
Purchases of other investments	(10)	(5)
Distributions received and proceeds from sales of other investments	23	7
Purchase of property, equipment and intangible assets	(40)	(50)
Net cash used in investing activities	(27)	(48)
Cash flows from financing activities
Short-term borrowings, net	(7)	8
Dividends paid to stockholders	(31)	(30)
Distributions to noncontrolling interests	(453)	(309)
Repurchases of common stock for employee tax withholdings	(34)	(20)
Proceeds from the sale of treasury stock	34	23
Payments made under the Tax Receivable Agreement	(25)	(20)
Net cash used in financing activities	(516)	(348)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(269)
Net increase in cash, cash equivalents and restricted cash	1,606	3,333
Cash, cash equivalents and restricted cash at beginning of period	28,603	25,283
Cash, cash equivalents and restricted cash at end of period	$30,209	$28,616
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,824	3,184
Cash segregated for regulatory purposes	26,385	25,432
Cash, cash equivalents and restricted cash at end of period	$30,209	$28,616
Supplemental disclosures of cash flow information
Cash paid for interest	$2,375	$381
Cash paid for taxes, net	$162	$89
Cash paid for amounts included in lease liabilities	$26	$23
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$229	$192
Redemption of member interests from IBG Holdings LLC	$(229)	$(192)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$32	$26
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(32)	$(26)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2023

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615
Issuance of common stock - IBKR Promotion							—		—
Common stock distributed pursuant to stock incentive plans	71,562
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			6				6	20	26
Dividends paid to stockholders - $0.10 per share					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(119)	(119)
Adjustments for changes in proportionate ownership in IBG LLC			2				2	(2)	—
Comprehensive income					148	5	153	566	719
Balance, March 31, 2023	103,128,710	$1	$1,589	$(4)	$1,432	$(17)	$3,001	$9,232	$12,233
Common stock distributed pursuant to stock incentive plans	1,314,031						—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				3			3		3
Compensation for stock grants vesting in the future			6				6	17	23
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)		(34)
Sales of treasury stock				34			34		34
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(223)	(223)
Adjustments for changes in proportionate ownership in IBG LLC			30				30	(30)	—
Comprehensive income					125	7	132	500	632
Balance, June 30, 2023	104,492,741	$1	$1,626	$(5)	$1,546	$(10)	$3,158	$9,499	$12,657
Issuance of common stock in follow-on offering	2,632,748		81				81	(81)	—
Net distribution of common stock - IBKR Promotion				2			2		2
Compensation for stock grants vesting in the future			7				7	19	26
Deferred tax benefit retained - follow-on offering			4				4		4
Dividends paid to stockholders - $0.10 per share					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(111)	(111)
Comprehensive income					167	(19)	148	548	696
Balance, September 30, 2023	107,125,489	$1	$1,718	$(3)	$1,703	$(29)	$3,390	$9,874	$13,264

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2023, the Company had 2,927 employees worldwide.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2023	2022

	(in millions)

U.S. and foreign government securities	$5,687	$4,641
Municipal securities	39	82
Securities purchased under agreements to resell [1]	25,609	27,058
	$31,335	$31,781

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

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2023	2022

	(in millions)

Equity method investments [1]	$127	$121
Investments in equity securities at adjusted cost [2]	21	16
Investments in equity securities at fair value [2]	51	34
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$201	$173

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

As of September 30, 2023, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the consolidated statements of financial condition, was $106 million ($80 million as of December 31, 2022), which consisted of $68 million of Bitcoin, $36 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our consolidated statements of comprehensive income unless a loss event is identified. As of September 30, 2023, no loss events were identified.

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

FASB Standards issued but not adopted as of September 30, 2023

There have been no FASB Standards issued, applicable to the Company, but not adopted as of September 30, 2023.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	106,996,044	313,976,354	420,972,398

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2023 and December 31, 2022, 1,000,000,000 shares of Class A common stock were authorized, of which 107,125,489 and 103,057,148 shares have been issued; and 106,992,860 and 102,887,728 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares were issued or outstanding as of September 30, 2023 and December 31, 2022, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2023 and December 31, 2022, the unamortized balance of these deferred tax assets was $207 million and $193 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2023 were $681 million, $579 million and $102 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $268 million through September 30, 2023 under the terms of the Tax Receivable Agreement.

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

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions, of which 370,000 shares have been issued to IBG LLC for distribution to eligible customers of certain of its subsidiaries through the quarter ended September 30, 2023. On October 4, 2023, the Company issued an additional 50,000 shares to be distributed to eligible customers in one or more promotions.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 27, 2023, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 2,632,748 shares of common stock (with a fair value of $229 million) in exchange for an equivalent number of shares of member interest in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 24.8% to 25.4%. Mr. Thomas Peterffy and his affiliates’ interests in Holdings increased to approximately 91.3% after this redemption.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$167	$99	$440	$244
Weighted average shares of common stock outstanding
Class A	106,233,457	101,818,567	104,271,821	99,645,991
Class B	100	100	100	100
	106,233,557	101,818,667	104,271,921	99,646,091
Basic earnings per share	$1.57	$0.98	$4.22	$2.45

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$167	$99	$440	$244
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	106,233,457	101,818,567	104,271,821	99,645,991
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	777,870	736,815	912,651	858,984
Class B	100	100	100	100
	107,011,427	102,555,482	105,184,572	100,505,075
Diluted earnings per share	$1.56	$0.97	$4.19	$2.43

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2023, IBG LLC made distributions totaling $603 million, to its members, of which IBG, Inc.’s proportionate share was $150 million. In March, June and September 2023, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $31 million.

On October 17, 2023, the Company declared a cash dividend of $0.10 per common share, payable on December 14, 2023 to stockholders of record as of December 1, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$148	$69	$433	$180

Earnings per share on comprehensive income
Basic	$1.39	$0.68	$4.15	$1.81
Diluted	$1.38	$0.68	$4.12	$1.79
Weighted average common shares outstanding
Basic	106,233,557	101,818,667	104,271,921	99,646,091
Diluted	107,011,427	102,555,482	105,184,572	100,505,075

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

	Financial Assets at Fair Value as of September 30, 2023

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,687	$—	$—	$5,687
Municipal securities	—	39	—	39
Total securities segregated for regulatory purposes	5,687	39	—	5,726

Financial instruments owned, at fair value
Stocks	386	—	—	386
Options	374	—	—	374
U.S. and foreign government securities	551	—	—	551
Precious metals	—	11	—	11
Currency forward contracts	—	2	—	2
Total financial instruments owned, at fair value	1,311	13	—	1,324

Other assets
Customer-held fractional shares	124	—	—	124
Crypto-asset safeguarding asset	—	106	—	106
Other investments in equity securities	51	—	—	51
Total other assets	175	106	—	281
Total financial assets at fair value	$7,173	$158	$—	$7,331

	Financial Liabilities at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$145	$—	$—	$145
Options	34	—	—	34
Precious metals	—	7	—	7
Currency forward contracts	—	12	—	12
Total financial instruments sold, but not yet purchased, at fair value	179	19	—	198

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	124	—	—	124
Crypto-asset safeguarding liability	—	106	—	106
Total accounts payable, accrued expenses and other liabilities	124	106	—	230
Total financial liabilities at fair value	$303	$125	$—	$428

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$4,641	$—	$—	$4,641
Municipal securities	—	82	—	82
Total securities segregated for regulatory purposes	4,641	82	—	4,723

Financial instruments owned, at fair value
Stocks	380	—	—	380
Options	31	—	—	31
U.S. and foreign government securities	35	—	—	35
Precious metals	—	9	—	9
Currency forward contracts	—	30	—	30
Total financial instruments owned, at fair value	446	39	—	485

Other assets
Customer-held fractional shares	91	—	—	91
Crypto-asset safeguarding asset	—	80	—	80
Other investments in equity securities	34	—	—	34
Total other assets	125	80	—	205
Total financial assets at fair value	$5,212	$201	$—	$5,413

	Financial Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$121	$—	$—	$121
Options	16	—	—	16
Precious metals	—	7	—	7
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	137	9	—	146

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	91	—	—	91
Crypto-asset safeguarding liability	—	80	—	80
Total accounts payable, accrued expenses and other liabilities	91	80	—	171
Total financial liabilities at fair value	$228	$89	$—	$317

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the nine months ended September 30, 2023.

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

	September 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,824	$3,824	$3,824	$—	$—
Cash - segregated for regulatory purposes	26,385	26,385	26,385	—	—
Securities - segregated for regulatory purposes	25,609	25,609	—	25,609	—
Securities borrowed	5,478	5,478	—	5,478	—
Securities purchased under agreements to resell	5,480	5,480	—	5,480	—
Receivables from customers	43,602	43,602	—	43,602	—
Receivables from brokers, dealers and clearing organizations	1,726	1,726	—	1,726	—
Interest receivable	440	440	—	440	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$112,566	$112,567	$30,209	$82,337	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$11	$11	$—	$11	$—
Securities loaned	10,482	10,482	—	10,482	—
Payables to customers	94,873	94,873	—	94,873	—
Payables to brokers, dealers and clearing organizations	627	627	—	627	—
Interest payable	288	288	—	288	—
Total financial liabilities, not measured at fair value	$106,281	$106,281	$—	$106,281	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,436	$3,436	$3,436	$—	$—
Cash - segregated for regulatory purposes	25,167	25,167	25,167	—	—
Securities - segregated for regulatory purposes	27,058	27,058	—	27,058	—
Securities borrowed	4,749	4,749	—	4,749	—
Securities purchased under agreements to resell	6,029	6,029	—	6,029	—
Receivables from customers	38,760	38,760	—	38,760	—
Receivables from brokers, dealers and clearing organizations	3,469	3,469	—	3,469	—
Interest receivable	341	341	—	341	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$109,026	$109,027	$28,603	$80,408	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	8,940	8,940	—	8,940	—
Payables to customers	93,195	93,195	—	93,195	—
Payables to brokers, dealers and clearing organizations	291	291	—	291	—
Interest payable	193	193	—	193	—
Total financial liabilities, not measured at fair value	$102,637	$102,637	$—	$102,637	$—

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2023
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$25,609 [1]	$—		$25,609	$(25,609)	$—
Securities borrowed	5,478	—		5,478	(5,307)	171
Securities purchased under agreements to resell	5,480	—		5,480	(5,480)	—
Financial instruments owned, at fair value
Options	374	—		374	(34)	340
Currency forward contracts	2	—		2	—	2
Total	$36,943	$—		$36,943	$(36,430)	$513

	(in millions)
Offsetting of financial liabilities
Securities loaned	$10,482	$—	$10,482	$(9,788)	$694
Financial instruments sold, but not yet purchased, at fair value
Options	34	—	34	(34)	—
Currency forward contracts	12	—	12	—	12
Total	$10,528	$—	$10,528	$(9,822)	$706

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$27,058 [1]	$—		$27,058	$(27,058)	$—
Securities borrowed	4,749	—		4,749	(4,597)	152
Securities purchased under agreements to resell	6,029	—		6,029	(6,029)	—
Financial instruments owned, at fair value
Options	31	—		31	(16)	15
Currency forward contracts	30	—		30	—	30
Total	$37,897	$—		$37,897	$(37,700)	$197

	(in millions)
Offsetting of financial liabilities
Securities loaned	$8,940	$—	$8,940	$(8,260)	$680
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	2	—	2	—	2
Total	$8,958	$—	$8,958	$(8,276)	$682

______________________________

(1)As of September 30, 2023 and December 31, 2022, the Company had $25.6 billion and $27.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at September 30, 2023 and December 31, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$10,432	$—	$—	$—	$10,432
Corporate bonds	46	—	—	—	46
Foreign government securities	4	—	—	—	4
Total securities loaned	$10,482	$—	$—	$—	$10,482

	December 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$8,837	$—	$—	$—	$8,837
Corporate bonds	101	—	—	—	101
Foreign government securities	2	—	—	—	2
Total securities loaned	$8,940	$—	$—	$—	$8,940

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2023 and December 31, 2022, approximately $43.6 billion and $38.8 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2023		December 31, 2022
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$81,569	$7,671	$62,689	$7,055
Securities purchased under agreements to resell transactions [1]	31,314	29,895	33,208	31,108
Customer margin assets	53,978	17,085	42,222	17,008
	$166,861	$54,651	$138,119	$55,171

______________________________

(1)As of September 30, 2023, $25.6 billion or 86% (as of December 31, 2022, $27.1 billion or 87%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2023 and December 31, 2022, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2023	2022

	(in millions)

Stocks	$29	$54
U.S. and foreign government securities	551	35
	$580	$89

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)

Geographic location [1]
United States	$239	$232	$714	$701
International	146	133	440	431
	$385	$365	$1,154	$1,132

Major types of services
Commissions	$333	$320	$1,012	$991
Market data fees [2]	17	19	53	58
Risk exposure fees [2]	13	5	29	26
Payments for order flow [2]	8	9	23	28
Other [2]	14	12	37	29
	$385	$365	$1,154	$1,132

______________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $20 million and $17 million as of September 30, 2023 and December 31, 2022, respectively, are reported in other assets in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in other assets in the condensed consolidated statements of financial condition. As of September 30, 2023 and December 31, 2022, contract asset balances were not material.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. As of September 30, 2023 and December 31, 2022, contract liability balances were not material.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)

Principal transactions	$37	$(10)	$38	$(34)
Gains (losses) from currency diversification strategy, net	(17)	(40)	(71)	(111)
Other, net	7	2	16	1
	$27	$(48)	$(17)	$(144)

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the condensed consolidated statements of comprehensive income was $6 million and $5 million of plan contributions for the nine months ended September 30, 2023 and 2022, respectively.

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

(2)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the nine months ended September 30, 2023.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $75 million and $64 million for the nine months ended September 30, 2023 and 2022, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2023 are $26 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2022 [1]	4,756,761
Granted	—
Canceled [2]	2,766
Distributed	(1,385,593)
Balance, September 30, 2023	3,373,934

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the nine months ended September 30, 2023.

(2)During the nine months ended September 30, 2023, the Company reinstated 71,562 previously canceled restricted stock units.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through September 30, 2023, a total of 1,320,900 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2023 and 2022 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO and subsequent redemptions of Holdings member interests in exchange for common stock (see Note 4), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for accounting and income tax return purposes.

As of and for the nine months ended September 30, 2023 and 2022, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2023, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years prior to 2016, and to non-U.S. income tax examinations for tax years prior to 2011.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2023, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.80%. For the nine months ended September 30, 2023, right-of-use assets obtained under new operating leases were $18 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	September 30,	December 31,
	2023	2022

	(in millions)

Right-of-use assets [1]	$117	$119
Lease liabilities [1]	$138	$140

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)

Operating lease cost	$8	$8	$25	$23
Variable lease cost	1	1	4	3
Total lease cost	$9	$9	$29	$26

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

September 30, 2023
(in millions)
2023 (remaining)	$7
2024	30
2025	24
2026	22
2027	17
2028	17
Thereafter	39
Total undiscounted operating lease payments	156
Less: imputed interest	(18)
Present value of operating lease liabilities	$138

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2023 and 2022, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, and without providing plaintiff leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. On November 30, 2018, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the new complaint on January 11, 2019, which was denied on September 30, 2019. On December 9, 2019, the Company filed a motion requesting that the District Court certify to the Connecticut Supreme Court two questions of Connecticut law directly relevant to the motion to dismiss. The Court denied the Company’s motion to certify on May 15, 2020. The plaintiff served a motion for class certification on March 18, 2022, which the Company opposed. On March 25, 2022, the plaintiff also filed a motion for leave to amend his complaint, which was granted on July 5, 2022. The plaintiff filed his third amended complaint on July 14, 2022. The Company’s answer was filed on July 26, 2022.

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit, seeking an interlocutory appeal of the District Court’s class certification decision. Plaintiff opposed the petition, which is now fully briefed and sub judice. The Company does not believe that a purported class action is appropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. On October 17, 2023, the District Court approved a scheduling order for the remainder of the case, IB LLC and the related defendants intend to continue to defend themselves vigorously against the case and, consistent with past practice in connection with this type of unwarranted action, any potential claims for counsel fees and expenses incurred in defending the case may be fully pursued against the plaintiff.

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

In November 2022, the SEC sent IB LLC and Interactive Brokers Corp. (“IB Corp.”) a request for information related to the their compliance with records preservation requirements relating to business communications sent over electronic messaging channels that IB LLC and IB Corp. had not approved. In April 2023, the CFTC sent a similar request. On September 29, 2023, IB LLC and IB Corp. entered into settlements with the SEC and CFTC to resolve their investigations. Under the terms of the settlements, IB LLC and IB Corp. together paid $35 million to the SEC and $20 million to the CFTC, and agreed to cease and desist from further violations of certain records preservation requirements, to engage an independent compliance consultant and to implement improvements to its related compliance policies and procedures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)

Net revenues
United States	$804	$556	$2,241	$1,427
International	341	234	960	664
Total net revenues	$1,145	$790	$3,201	$2,091
Income before income taxes
United States	$639	$409	$1,714	$1,018
International	201	114	539	291
Total income before income taxes	$840	$523	$2,253	$1,309

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Regulatory Requirements

As of September 30, 2023, aggregate excess regulatory capital for all operating subsidiaries was $9.7 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2023.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$7,041	$783	$6,258
IBHK	1,171	229	942
IBIE	656	170	486
Other regulated operating subsidiaries	2,135	116	2,019
	$11,003	$1,298	$9,705

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2023, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

16.  Related Party Transactions

Receivable from affiliate, reported in other assets in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022 were accounts receivable from directors, officers and their affiliates of $8 million and $17 million, respectively, and payables of $1,089 million and $1,208 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 25.4% of the membership interests of IBG LLC. The remaining approximately 74.6% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	106,996,044	313,976,354	420,972,398

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

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers has allowed us to integrate our software with an increasing number of trading venues, creating one automatically functioning, computerized platform that requires minimal human intervention.

Our customer base is diverse with respect to geography and type. Currently, approximately 80% of our customers reside outside the United States (“U.S.”) in over 200 countries and territories, and well over 50% of new customers come from outside the U.S. Approximately 57% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading desks and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended September 30, 2023 (“current quarter”), most world equities markets fell, with the largest declines in Asia. Tighter monetary policy from major central banks and resulting sustained higher interest rates, elevated inflation, recession fears, and continued geopolitical uncertainty were all factors in the current quarter. Individual investors, who had helped drive equities market volumes higher in prior years, were more engaged in the current quarter in the options markets and less so in equities markets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major exchanges declined in the current quarter as most major market indexes fell. Within U.S. equities, a small number of technology stocks were responsible for a large portion of market index gains during the quarter. While stock trading volumes remained higher than pre-pandemic levels, they were lower in the current quarter versus the prior-year quarter as investors likely chose to maintain their gains on these technology stocks, which also defers taxes due upon selling these positions. In the U.S., according to industry data, listed cash equities volume decreased by 4% and futures by 0.4%, while average daily volume in exchange-listed equity-based options increased by 9%, compared to the prior-year quarter. Options trading volumes have risen with the growing popularity of shorter-dated options contracts.

In U.S. futures, market volumes increased in agriculture, energy, interest rate and metals products, in part, as investors sought to mitigate exposure to persistent inflation and higher interest rates. Along with the decline in cash equities trading, U.S. equity-based futures volumes were down significantly versus the prior-year quarter.

These factors led to mixed results across our major product types: customer options volumes were up 18%, while futures, stock and foreign exchange volumes declined 1%, 22% and 40%, respectively, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 39%, from an average of 24.7 in the prior-year quarter to 15.1 in the current quarter. Volatility levels had been elevated for most of 2022 in light of geopolitical events such as the war in Ukraine; more unpredictable world economies and markets; and consistent, significant interest rate hikes. In contrast, the current level of volatility has dipped below long-term trends. In particular, the current quarter did not exhibit the brief spikes in volatility that were seen in past quarters.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve increased the benchmark federal funds rate once this quarter, raising rates 25 basis points in July and pausing in September. The U.S. Treasury yield curve remains inverted, with long-term rates markedly lower than short-term. In most countries with developed financial markets, interest rates also rose in the current quarter as central banks continue to take steps to control inflation.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. The uncertainty over future U.S. Federal Reserve rate policy has led us to maintain a short duration portfolio, all of which matured within three months at September 30, 2023, to more closely match asset and liability maturities so that additional rate increases present more opportunities for our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so rising rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Rising rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also increased their interest rates in recent months. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased significantly compared to the prior-year quarter as the average federal funds effective rate increased to 5.26% in the current quarter from 2.18% in the prior-year quarter. During an extended period prior to 2022, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Now that benchmark interest rates are over 50 basis points and spread compression has been eliminated, we earn higher net interest income.

Higher interest rates contributed to a 55% rise in net interest income over the prior-year quarter. Combined with increases in average interest-earning assets, particularly in segregated cash balances, these higher rates led to a widening of our net interest margin from 1.67% in the prior-year quarter to 2.46% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.66% compared to its value at June 30, 2023, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.56 for the current quarter, compared to diluted earnings per share of $0.97 for the prior-year quarter. Adjusted diluted earnings per share were $1.55 for the current quarter and $1.08 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,145 million and income before income taxes was $840 million, compared to net revenues of $790 million and income before income taxes of $523 million in the prior-year quarter. Adjusted net revenues were $1,139 million and adjusted income before income taxes was $834 million, compared to adjusted net revenues of $847 million and adjusted income before income taxes of $580 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 4% to $333 million. Customer trading volume was mixed across product types with options contracts volume up 18% while futures contracts and stock share volumes were down 1% and 22%, respectively.

•Net interest income increased 55% to $733 million on higher benchmark interest rates and customer credit balances.

•Other income increased $75 million to a gain of $27 million. This increase was mainly comprised of $37 million related to our investment in Tiger Brokers and $23 million related to our currency diversification strategy.

•Execution, clearing, and distribution fees expenses increased 14% to $98 million driven by high customer trading volume in options.

•Pretax profit margin was 73% for the current quarter, up from 66% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 73%, up from 68% in the prior-year quarter.

•Total equity as of September 30, 2023 was $13.3 billion.

In connection with our currency diversification strategy as of September 30, 2023, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $93 million (compared to a decrease of $163 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.66%, compared to its value as of June 30, 2023. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $17 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $76 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•The COVID-19 pandemic precipitated unprecedented market conditions with equally unprecedented social and community challenges. The impact of a public health emergency going forward will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2020	620,405		56,834		27,039		704,278		2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905
2022	735,619	(16%)	70,049	(11%)	32,863	1%	838,531	(15%)	3,347

3Q2022	170,240		16,181		7,953		194,374		3,037
3Q2023	163,318	(4%)	14,218	(12%)	10,109	27%	187,645	(3%)	3,002

2Q2023	161,710		14,071		8,383		184,164		2,970
3Q2023	163,318	1%	14,218	1%	10,109	21%	187,645	2%	3,002

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	624,035		167,078		338,513,068
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)

3Q2022	215,988		50,486		75,776,756
3Q2023	256,481	19%	50,309	(0%)	59,453,190	(22%)

2Q2023	236,803		49,644		58,720,684
3Q2023	256,481	8%	50,309	1%	59,453,190	1%

ALL CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	584,195		164,555		331,263,604
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)

3Q2022	208,145		49,725		74,944,418
3Q2023	245,169	18%	49,459	(1%)	58,202,858	(22%)

2Q2023	227,884		49,040		57,711,637
3Q2023	245,169	8%	49,459	1%	58,202,858	1%

_________________________

(1)Futures contract volume includes options on futures.

CLEARED CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	518,965		163,101		320,376,365
2021	773,284	49%	151,715	(7%)	752,720,070	135%
2022	781,373	1%	202,145	33%	314,462,672	(58%)

3Q2022	185,166		49,242		72,394,078
3Q2023	209,097	13%	49,345	0%	56,323,672	(22%)

2Q2023	194,082		48,506		55,664,831
3Q2023	209,097	8%	49,345	2%	56,323,672	1%

PRINCIPAL TRANSACTIONS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	39,840		2,523		7,249,464
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)

3Q2022	7,843		761		832,338
3Q2023	11,312	44%	850	12%	1,250,332	50%

2Q2023	8,919		604		1,009,047
3Q2023	11,312	27%	850	41%	1,250,332	24%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2023	3Q2022	% Change
Total Accounts (in thousands)	2,431	2,012	21%
Customer Equity (in billions) [1]	$369.8	$287.1	29%

Cleared DARTs (in thousands) [2]	1,709	1,706	0%
Total Customer DARTs (in thousands) [2]	1,907	1,920	(1%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.11	$2.96	5%
Cleared Avg. DARTs per Account (Annualized)	180	217	(17%)

Consecutive Quarters	3Q2023	2Q2023	% Change
Total Accounts (in thousands)	2,431	2,290	6%
Customer Equity (in billions) [1]	$369.8	$365.0	1%

Cleared DARTs (in thousands) [2]	1,709	1,673	2%
Total Customer DARTs (in thousands) [2]	1,907	1,865	2%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.11	$3.11	0%
Cleared Avg. DARTs per Account (Annualized)	180	186	(3%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except share and per share amounts)

Revenues
Commissions	$333	$320	$1,012	$991
Other fees and services	52	45	142	141
Other income (loss)	27	(48)	(17)	(144)
Total non-interest income	412	317	1,137	988

Interest income	1,643	783	4,535	1,575
Interest expense	(910)	(310)	(2,471)	(472)
Total net interest income	733	473	2,064	1,103
Total net revenues	1,145	790	3,201	2,091

Non-interest expenses
Execution, clearing and distribution fees	98	86	286	234
Employee compensation and benefits	127	112	391	335
Occupancy, depreciation and amortization	25	23	74	68
Communications	10	8	29	25
General and administrative	45	37	166	117
Customer bad debt	-	1	2	3
Total non-interest expenses	305	267	948	782
Income before income taxes	840	523	2,253	1,309
Income tax expense	68	40	180	100
Net income	772	483	2,073	1,209
Less net income attributable to noncontrolling interests	605	384	1,633	965
Net income available for common stockholders	$167	$99	$440	$244

Earnings per share
Basic	$1.57	$0.98	$4.22	$2.45
Diluted	$1.56	$0.97	$4.19	$2.43

Weighted average common shares outstanding
Basic	106,233,557	101,818,667	104,271,921	99,646,091
Diluted	107,011,427	102,555,482	105,184,572	100,505,075

Comprehensive income
Net income available for common stockholders	$167	$99	$440	$244
Other comprehensive income
Cumulative translation adjustment, before income taxes	(19)	(30)	(7)	(64)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	(19)	(30)	(7)	(64)
Comprehensive income available for common stockholders	$148	$69	$433	$180

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$605	$384	$1,633	$965
Other comprehensive income - cumulative translation adjustment	(57)	(93)	(19)	(205)
Comprehensive income attributable to noncontrolling interests	$548	$291	$1,614	$760

Three Months Ended September 30, 2023 (“current quarter”) compared to the Three Months Ended September 30, 2022 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $355 million, or 45%, compared to the prior-year quarter, to $1,145 million. The increase in net revenues was due to higher net interest income, other income, commissions, and other fees and services.

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

Commissions, for the current quarter, increased $13 million, or 4%, compared to the prior-year quarter, to $333 million. Total customer options volume increased 18%, which contributed to higher commissions, while futures contracts and stock share volumes decreased 1% and 22%, respectively. Customer stock trading volume was impacted by less trading of low-priced stocks, as investors moved to higher quality stocks in the current quarter. Total DARTs for cleared and execution-only customers, for the current quarter, decreased 1% to 1.91 million, compared to 1.92 million for the prior-year quarter. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current quarter, increased slightly to 1.71 million. Average commission per commissionable order for cleared customers, for the current quarter, increased 5% to $3.11, compared to $2.96 for the prior-year quarter, as our customers’ trading volume mix included a higher per order contribution from options and futures.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $7 million, or 16%, compared to the prior-year quarter, to $52 million, driven by an $8 million increase in risk exposure fee income resulting from more risk-on positioning of customers and a $2 million increase in FDIC sweeps fees, partially offset by a $2 million decrease in options exchange liquidity payments and a $1 million decrease in market data fees.

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

Other income (loss), for the current quarter, increased $75 million, compared to the prior-year quarter, to a gain of $27 million. This increase was mainly comprised of $37 million related to our investment in Tiger Brokers, which gained $23 million in the current quarter compared to a $14 million loss in the prior-year quarter; and $23 million from our currency diversification strategy, which lost $17 million in the current quarter compared to a $40 million loss in the prior-year quarter.

Interest Income and Interest Expense

We earn interest on margin lending to customers that is secured by marketable securities these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; on deposits (in positive interest rate currencies) with banks; and on certain customers’ cash balances in negative rate currencies. We pay interest on customer cash balances (in sufficiently positive interest rate currencies); for borrowing and lending securities; on deposits (in negative interest rate currencies) with banks; and on our borrowings.

Net interest income (interest income less interest expense), for the current quarter, increased $260 million, or 55%, compared to the prior-year quarter, to $733 million. The increase in net interest income was mainly driven by higher benchmark interest rates and customer credit balances.

Net interest income on customer balances, for the current quarter, increased $222 million, compared to the prior-year quarter, driven by an $2.7 billion increase in average customer credit balances; an increase in the average federal funds effective rate to 5.26% from 2.18% in the prior-year quarter; and higher interest rates outside the U.S. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 31% to $5.6 billion, and average securities loaned balances increased 2% to $9.8 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $48 million, or 42%, compared to the prior-year quarter. Securities lending opportunities maintained a strong pace during the current quarter despite lower demand for so-called “hard-to-borrow" stocks. However, as noted above, the rise in benchmark interest rates has shifted a portion of the interest income reported in the NIM table below from interest on “Securities borrowed and loaned, net” to “Segregated cash and securities, net”, which we estimate to be approximately $28 million for the current quarter compared to the prior-year quarter. It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended September 30,
	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$58,131	$55,453
Customer margin loans	42,853	42,425
Securities borrowed	5,557	4,235
Other interest-earning assets	10,054	9,103
FDIC sweeps [1,3]	3,311	2,173
	$119,906	$113,389

Average interest-bearing liabilities
Customer credit balances	$95,506	$92,846
Securities loaned	9,848	9,622
Other interest-bearing liabilities	1	1
	$105,355	$102,469

Net Interest income
Segregated cash and securities, net	$728	$228
Customer margin loans [2]	623	317
Securities borrowed and loaned, net	66	114
Customer credit balances, net [2]	(832)	(248)
Other net interest income [1,3]	159	65
Net interest income [3]	$744	$476

Net interest margin ("NIM")	2.46%	1.67%

Annualized Yields
Segregated cash and securities	4.97%	1.63%
Customer margin loans	5.77%	2.96%
Customer credit balances	3.46%	1.06%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, $6 million and $3 million were reported in other fees and services, respectively, and $5 million and $1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $38 million, or 14%, compared to the prior-year quarter, to $305 million, mainly due to a $15 million increase in employee compensation and benefits expenses, a $12 million increase in execution, clearing and distribution fees, and an $8 million increase in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 27% for the current quarter and 34% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $12 million, or 14%, compared to the prior-year quarter, to $98 million, mainly driven by a $12 million net increase in exchange fees on higher customer trading volumes in options, partially offset by a $3 million decrease in regulatory fees due to lower customer trading volume in stocks and lower SEC fee rates. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current quarter and 11% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $15 million, or 13%, compared to the prior-year quarter, to $127 million, on a combination of staffing increases and inflation. The average number of employees increased 5% to 2,918 for the current quarter, compared to 2,766 for the prior-year quarter. We continued to add staff worldwide in information technology services and client services. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current quarter and 14% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 11% for the current quarter and 13% for the prior-year quarter.

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

Communications expenses, for the current quarter increased $2 million, or 25%, compared to the prior-year quarter, to $10 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $8 million, or 22%, compared to the prior-year quarter, to $45 million, primarily due to increases in legal and advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 5% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $1 million, compared to the prior-year quarter, to less than $0.3 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $28 million, or 70%, compared to the prior-year quarter, to $68 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.3% to 25.2%.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$840	$523
IBG, Inc. stand-alone income before income taxes	(1)	(2)
Operating subsidiaries income before income taxes	$841	$525

Operating subsidiaries
Income before income taxes	$841	$525
Income tax expense	32	17
Net income available to members	$809	$508

IBG, Inc.
Average ownership percentage in IBG LLC	25.2%	24.3%
Net income available to IBG, Inc. from operating subsidiaries	$204	$124
IBG, Inc. stand-alone income before income taxes	(1)	(2)
Income before income taxes	203	122
Income tax expense	36	23
Net income available to common stockholders	$167	$99

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$32	$17
Income tax expense attributable to IBG, Inc.	36	23
Consolidated income tax expense	$68	$40

Operating Results

Income before income taxes, for the current quarter increased $317 million, or 61%, to $840 million, compared to the prior-year quarter. Pretax profit margin was 73% for the current quarter and 66% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $1,139 million, up 34%; adjusted income before income taxes was $834 million, up 44%; and adjusted pre-tax profit margin was 73% for the current quarter and 68% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2023 (“current nine-month period”) compared to the Nine Months Ended September 30, 2022 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $1,110 million, or 53%, compared to the prior-year nine-month period, to $3,201 million. The increase in net revenues was due to higher net interest income, other income, and commissions.

Commissions

Commissions, for the current nine-month period, increased $21 million, or 2%, compared to the prior-year nine-month period, to $1,012 million, driven higher customer volume in options, partially offset by lower customer trading volumes in stocks. Total customer options contracts volumes increased 9% while stock share volume decreased 24% which was impacted by lower trading of low-priced stocks as investors moved to higher quality stocks in the current nine-month period. Total DARTs for cleared and execution-only customers, for the current nine-month period, decreased 12% to 1.94 million, compared to 2.20 million for the prior-year nine-month period. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current nine-month period, decreased 11% to 1.74 million, compared to 1.95 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, increased 14% to $3.13, compared to $2.74 for the prior-year nine-month period, as our customers’ trading volume mix included a higher per order contribution from all major product categories, led by options and then futures.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $1 million, or 1%, compared to the prior-year nine-month period, to $142 million, driven by a $6 million increase in FDIC sweep fees due to higher benchmark interest rates and average balances; a $3 million increase in risk exposure fees; and a $2 million increase in other customer related fees; partially offset by a $5 million decrease in market data fees; and a $5 million decrease in options exchange liquidity payments.

Other Income

Other income, for the current nine-month period, increased $127 million, or 88%, compared to the prior-year nine-month period, to a loss of $17 million. This increase was mainly comprised of $52 million from our U.S. government securities portfolio, which gained $8 million in the current nine-month period compared to a $44 million loss in the prior-year nine-month period; $40 million related to our currency diversification strategy, which lost $71 million in the current nine-month period compared to a loss of $111 million in the prior-year nine-month period; and $33 million related to our strategic investment in Tiger Brokers, which gained $17 million in the current nine-month period compared to a $16 million loss in the prior-year nine-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $961 million, or 87%, compared to the prior-year nine-month, to $2,064 million. The increase in net interest income was driven by higher benchmark interest rates and higher customer credit balances.

Net interest income on customer balances, for the current nine-month period, increased $744 million, compared to the prior-year nine-month period, driven by an $6.8 billion increase in average customer credit balances; an increase in the average federal funds effective rate to 4.92% from 1.02% in the prior-year nine-month period; and higher interest rates outside the U.S. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current nine-month period, average securities borrowed balances increased 40% to $5.4 billion, and average securities loaned balances decreased 10% to $9.4 billion, compared to the prior-year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current nine-month period, net interest earned from securities lending transactions decreased $107 million, or 31%, compared to the prior-year nine-month period. Securities lending opportunities maintained a strong pace during the current nine-month period despite lower demand for so-called “hard-to-borrow” stocks. However, as noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Nine Months Ended September 30,
	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$59,616	$49,749
Customer margin loans	40,715	44,777
Securities borrowed	5,358	3,826
Other interest-earning assets	9,974	8,932
FDIC sweeps [1,3]	2,819	2,189
	$118,482	$109,473

Average interest-bearing liabilities
Customer credit balances	$95,908	$89,096
Securities loaned	9,383	10,437
Other interest-bearing liabilities	1	5
	$105,292	$99,538

Net Interest income
Segregated cash and securities, net	$2,031	$288
Customer margin loans [2]	1,647	663
Securities borrowed and loaned, net	233	340
Customer credit balances, net [2]	(2,259)	(276)
Other net interest income [1,3]	429	95
Net interest income [3]	$2,081	$1,110

Net interest margin ("NIM")	2.35%	1.36%

Annualized Yields
Segregated cash and securities	4.55%	0.77%
Customer margin loans	5.41%	1.98%
Customer credit balances	3.15%	0.41%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2023 and 2022, $14 million and $7 million were reported in other fees and services, respectively, and $3 million and $1 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, increased $166 million, or 21%, compared to the prior-year nine-month period, to $948 million, mainly due to a $56 million increase in employee compensation and benefits, a $52 million increase in execution, clearing and distribution fees, a $49 million increase in general and administrative expenses, a $6 million increase in occupancy, depreciation and amortization expenses, and a $4 million increase in communications expenses. As a percentage of total net revenues, non-interest expenses were 30% for the current nine-month period and 37% for the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $52 million, or 22%, compared to the prior-year nine-month period, to $286 million, driven by an increase in exchange and clearing fees on higher customer trading volumes in options. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current nine-month period and 11% for the prior-year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $56 million, or 17%, compared to the prior-year nine-month period, to $391 million, on a combination of staffing increases and inflation. The average number of employees increased 7% to 2,882 for the current nine-month period, compared to 2,697 for the prior-year nine-month period. We continued to add staff worldwide in information technology services and client services. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current nine-month period and 16% for the prior-year nine-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 12% for the current nine-month period and 15% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $6 million, or 9%, compared to the prior-year nine-month period, to $74 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current nine-month period and 3% for the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period increased $4 million, or 16%, compared to the prior-year nine-month period, to $29 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and the prior-year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $49 million, or 42%, compared to the prior-year nine-month period, to $166 million, primarily due to the legal settlement with the SEC and CFTC of a regulatory investigation into the use of unapproved electronic messaging subject to record-keeping requirements. As a percentage of total net revenues, general and administrative expenses were 5% for the current nine-month period and 6% prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, decreased $1 million, or 33%, compared to the prior-year nine-month period, to $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, increased $80 million, or 80%, compared to the prior-year nine-month period, to $180 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 23.8% to 24.8%.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$2,253	$1,309
IBG, Inc. stand-alone income before income taxes	(4)	(4)
Operating subsidiaries income before income taxes	$2,257	$1,313

Operating subsidiaries
Income before income taxes	$2,257	$1,313
Income tax expense	83	44
Net income available to members	$2,174	$1,269

IBG, Inc.
Average ownership percentage in IBG LLC	24.8%	23.8%
Net income available to IBG, Inc. from operating subsidiaries	$541	$304
IBG, Inc. stand-alone income before income taxes	(4)	(4)
Income before income taxes	537	300
Income tax expense	97	56
Net income available to common stockholders	$440	$244

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$83	$44
Income tax expense attributable to IBG, Inc.	97	56
Consolidated income tax expense	$180	$100

Operating Results

Income before income taxes, for the current nine-month period increased $944 million, or 72%, to $2,253 million, compared to the prior-year nine-month period. Pretax profit margin was 70% for the current nine-month period and 63% for the prior-year nine-month period.

Comparing our operating results for the current quarter to the prior-year quarter, using non-GAAP financial measures described below, adjusted net revenues were $3,218 million, up 43%; adjusted income before income taxes was $2,270 million, up 54%; and adjusted pre-tax profit margin was 71% for the current quarter and 65% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,145	$790	$3,201	$2,091
Non-GAAP adjustments
Currency diversification strategy, net	17	40	71	111
Mark-to-market on investments	(23)	17	(54)	54
Total non-GAAP adjustments	(6)	57	17	165
Adjusted net revenues	$1,139	$847	$3,218	$2,256

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$840	$523	$2,253	$1,309
Non-GAAP adjustments
Currency diversification strategy, net	17	40	71	111
Mark-to-market on investments	(23)	17	(54)	54
Total non-GAAP adjustments	(6)	57	17	165
Adjusted income before income taxes	$834	$580	$2,270	$1,474

Adjusted pre-tax profit margin	73%	68%	71%	65%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$167	$99	$440	$244
Non-GAAP adjustments
Currency diversification strategy, net	4	10	18	26
Mark-to-market on investments	(6)	4	(14)	13
Income tax effect of above adjustments [1]	1	(3)	0	(8)
Total non-GAAP adjustments	(1)	11	4	31
Adjusted net income available for common stockholders	$166	$111	$444	$276

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.56	$0.97	$4.19	$2.43
Non-GAAP adjustments
Currency diversification strategy, net	0.04	0.09	0.17	0.26
Mark-to-market on investments	(0.05)	0.04	(0.13)	0.13
Income tax effect of above adjustments [1]	0.01	(0.03)	(0.00)	(0.08)
Total non-GAAP adjustments	(0.01)	0.11	0.04	0.31
Adjusted diluted EPS	$1.55	$1.08	$4.22	$2.74

Diluted weighted average common shares outstanding	107,011,427	102,555,482	105,184,572	100,505,075

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of September 30, 2023, total assets were $120.6 billion of which approximately $119.6 billion, or 99.2%, were considered liquid.

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

As of September 30, 2023, liability balances in connection with short-term borrowings and payable to customers were lower than the average monthly balance during the current quarter, and securities loaned were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2023 were $1,445 million ($1,394 million as of December 31, 2022). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2023, except with respect to one identified non-U.S. subsidiary, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 22% to $13.3 billion as of September 30, 2023, from $10.9 billion as of September 30, 2022. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended September 30,
	2023	2022

	(in millions)
Net cash provided by operating activities	$2,175	$3,998
Net cash used in investing activities	(27)	(48)
Net cash used in financing activities	(516)	(348)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(26)	(269)
Increase in cash, cash equivalents, and restricted cash	$1,606	$3,333

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

Nine months Ended September 30, 2023: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,606 million to $30.2 billion for the nine months ended September 30, 2023. We raised $2,175 million in net cash from operating activities mainly driven by customer credit balances which increased by $1.7 billion, other receivables (primarily receivables from brokers, dealers and clearing organizations) which decreased $1.6 billion, and securities loaned which increased $1.5 billion; partially offset by customer margin loans which increased $4.8 billion and securities borrowed which increased $728 million. We used net cash of $543 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and payments made to Holdings under the Tax Receivable Agreement. Investing activities mainly consisted of distributions received and proceeds from sales of other investments, and purchases of other investments and property, equipment and intangible assets.

Nine months Ended September 30, 2022: For a discussion of changes in cash flows for the nine months ended September 30, 2022 refer to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022.

Regulatory Capital Requirements

As of September 30, 2023, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $40 million and $50 million for the nine months ended September 30, 2023 and 2022, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the three most recent years, inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current nine-month period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of September 30, 2023, all of our U.S. government securities mature within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, and Zero Hash Holdings Ltd., a crypto-service provider, in which we have beneficial ownership interests of 7.6% and 31.6%, respectively.

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

As of September 30, 2023, there were no definitive agreements with respect to any material acquisition.

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

Accounting Pronouncements Issued but Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on form 10-Q.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 1.01% as of September 30, 2023 compared to September 30, 2022. As of September 30, 2023, approximately 23.7% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2022				As of 9/30/2023
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	77.1%	$8,399	1.0000	0.720	76.3%	$10,119	-0.8%
EUR	0.09	0.9802	0.088	9.4%	1,030	1.0573	0.095	10.1%	1,337	0.6%
JPY	3.91	0.0069	0.027	2.9%	315	0.0067	0.026	2.8%	368	-0.1%
GBP	0.02	1.1164	0.022	2.4%	260	1.2201	0.024	2.6%	343	0.2%
CHF	0.02	1.0131	0.020	2.2%	236	1.0925	0.022	2.3%	307	0.1%
CNH	0.13	0.1400	0.018	1.9%	212	0.1371	0.018	1.9%	250	-0.1%
INR	1.10	0.0123	0.013	1.4%	157	0.0120	0.013	1.4%	186	0.0%
CAD	0.02	0.7231	0.011	1.2%	127	0.7366	0.011	1.2%	155	0.0%
AUD	0.02	0.6402	0.010	1.0%	112	0.6437	0.010	1.0%	136	0.0%
HKD	0.04	0.1274	0.004	0.5%	52	0.1277	0.004	0.5%	63	0.0%
			0.934	100.0%	$10,900		0.944	100.0%	$13,264	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2023.

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

Based on customer balances and investments outstanding as of September 30, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $20 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of September 30, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $20 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2023, we extended $43.6 billion in margin loans to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 24, 2023, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2023 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 27, 2023, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 2,632,748 shares of common stock (with a fair value of $229 million) in exchange for an equivalent number of shares of member interest in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date (1)	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas Peterffy	Chairman of the Board of Directors	Adoption	August 3, 2023	July 24, 2024	Sale	1,630,605
Earl H. Nemser	Vice Chairman and Director	Adoption	September 12, 2023	July 27, 2024	Sale	200,000

_________________________

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

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 20, 2023 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2023 filed by the Company on August 8, 2023). **+

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 6, 2023