Form 10-K
period 2023-12-31
Interactive Brokers Group, Inc.
filed 2024-02-27
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $8,396,870,712 computed by reference to the $83.07 closing sale price of the common stock on the Nasdaq Global Select Market, on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2024, there were 107,062,321 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

•the impact of a public health emergency; and

•other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 34 countries and 27 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2023, we had 2,932 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 25.4% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

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

Our primary assets are our ownership of approximately 25.4% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 74.6% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	107,049,483	313,976,354	421,025,837

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering or directly to Holdings in exchange for the interests in IBG LLC being sold by Holdings. The common stock received from the Company is either distributed by Holdings to certain members in redemption of their Holdings interests or sold on behalf of such members in open market transactions, with the proceeds of such sales distributed by Holdings to certain members in redemption of their Holdings interests. From 2011 through 2023, the Company issued 40,111,445 shares of common stock (with a fair value of $1.9 billion) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single unified platform. We offer our customers access to all tradable classes of primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals and cryptocurrencies traded on more than 150 electronic exchanges and market centers in 34 countries and in 27 currencies seamlessly around the world. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to approximately 2.6 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we are especially attractive to sophisticated and active investors.

Our customers can choose the following trading platforms to match their trading style and expertise:

•IBKR Trader WorkstationSM (TWS) – The TWS is our flagship desktop trading platform, designed for seasoned, active traders who trade multiple products and require power and flexibility. The TWS Mosaic interface provides intuitive out-of-the-box usability with quick and easy access to comprehensive trading, order management, chart, watchlist and portfolio tools all in a single, customizable workspace.

•IBKR Mobile – The IBKR Mobile app provides experienced traders powerful trading tools and the same market-moving information as our desktop TWS trading platform. Our mobile app provides the functionality needed to trade and manage accounts from anywhere.

•IBKR Client Portal – The IBKR Client Portal is an easy-to-use web-based platform that requires no downloads. It gives customers access to every resource they need to view, trade and manage their account all with a single login.

•IBKR GlobalTrader – The IBKR GlobalTrader is a streamlined mobile trading app to trade stocks, EFTs, options and cryptocurrencies worldwide. Customers can deposit in their local currency and trade stocks at 90+ exchanges and options at 30+ market centers around the world. Customers can also trade select U.S. ETFs around the clock, plus cryptocurrencies like Bitcoin, Bitcoin Cash, Ethereum and Litecoin, all from their mobile device.

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

•IBKR Universal AccountSM – From a single point of entry in their IBKR Universal1 AccountSM, our customers are able to transact in 27 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 150 electronic exchanges and market centers in 34 countries around the world seamlessly. Our offering features a suite of cash management services, including:

•Direct Deposit and Mobile Check Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us. In addition, U.S. customers can use our Mobile Check Deposit to directly deposit checks drawn on a U.S. bank.

•American Express® International Dollar Card – The American Express®2 International Dollar card allows non-U.S. residents to transact in U.S. dollars. Customers enjoy the convenience of paying their bills directly from their Interactive Brokers account. Currently available for eligible customers in Latin America and the Caribbean (excluding Puerto Rico and the U.S. Virgin Islands).

•Request for Payment Service – Through this new banking service, U.S. customers can make instant deposits, 24 hours a day, from their mobile banking app or other bank portal to fund their brokerage account with us. Funds deposited via Request for Payment are immediately available for trading. The service is available to customers with accounts at several major U.S. banks and, over time, other banks will be added.

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

•Investors’ MarketplaceSM – The Investors’ MarketplaceSM is the first electronic meeting place that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 48,000 mutual funds worldwide, including more than 19,000 no-transaction-fee funds from more than 550 fund families.

•Bond Marketplace – The Bond Marketplace allows customers to search for the best yields from a vast universe of over one million bonds from issuers in the Americas, Europe and Asia. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.

•Cryptocurrency – Customers, including both individuals and advisors, can trade Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC) and Bitcoin Cash (BCH) through Paxos Trust Company or Zero Hash LLC, which execute, clear and custody the cryptocurrencies, alongside other asset classes on a single unified platform. In Hong Kong, customers can trade and hold BTC and ETH in their account with Interactive Brokers Hong Kong Limited (“IBHK”).

•Fractional Trading – Fractional Trading allows customers to buy and sell any eligible U.S., Canadian, or European stocks (or ETFs, where available), using either a specified cash amount or fractional shares, which are stock units that amount to less than one full share. With fractional shares, there is no minimum for European shares and customers can invest in U.S. shares with as little as $1.00. This functionality allows customers to experiment with trading and investing without committing substantial sums of money and learn about building and rebalancing diversified portfolios.

1 U.S. regulations require securities and commodities activities to be conducted in separate accounts. Universal AccountSM refers to the consolidation of these accounts for display purposes only, enabling customers the ability to use a single platform to conduct trading activity and view consolidated activity and position information for all products and services offered.

2 American Express® is a trademark registered to the American Express Company, 200 Vesey Street, New York, New York 10285.

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

•Event Contracts – IBKR EventTraderSM is our web-based platform for trading event contracts on select CME futures markets. IBKR EventTraderSM allows customers to trade their opinion about a specific question with a “yes” or “no” outcome.

•Overnight Trading Hours – Customers can trade over 10,000 U.S. stocks and ETFs nearly 24 hours a day, five days a week, enabling them to react immediately to market-moving news and conveniently trade at almost any time. It also provides customers in Asia with access to the U.S. Equity markets during their trading day.

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

•Flexible and Customizable System – Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and continuing through fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers can conveniently access their accounts through our IBKR Mobile platforms.

•Securities Financing Services – We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. In addition, our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash or U.S. Treasury securities collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers interest on the collateral value generally equal to 50% of a market-based rate for lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.

•Block Trade Desk – We offer broker-assisted trading through our Corporate Bond and Stock and Option block order desks. The desks help traders execute large or complex orders and monitor trades when customers are unable to do so. The desks source liquidity, bring SPX color from the pit, offer price discovery services, and help customers calibrate and execute complex algo trading strategies.

•IBKR Campus – IBKR Campus helps customers learn about the markets, products, and tools available through our platforms. IBKR Campus offers self-directed courses at the Traders’ Academy; live and recorded webinars; our Traders’ Insight market commentary blog; IBKR Podcasts, a podcast series featuring interviews with financial industry thought leaders; the IBKR Quant Blog; IBKR-API, the source for all IBKR API documentation; and the Student Trading Lab, which allows educators to bring real-world trading experiences to their classroom. In addition, we provide content to Coursera, an online provider of learning content, for a certificate program called Practical Guide to Trading.

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

Analytical offerings on our platform include:

•IBKR GlobalAnalystSM – Our IBKR GlobalAnalystSM tool, designed for investors who are interested in international portfolio diversification, helps find new opportunities to diversify an investor’s portfolio and discover undervalued companies that may have greater growth potential. The relative value of global stocks by region, country, industry or individually can be compared, and metrics displayed in one of 31 currencies. IBKR GlobalAnalystSM can search across business sectors and allows for filtering by region, country and market capitalization.

•PortfolioAnalyst® – Our PortfolioAnalyst® reporting tool allows customers to consolidate, track and analyze their portfolios, offering multi-custody solutions, advanced reporting, global support, benchmarks, risk metrics, GIPS® verified returns and powerful on-the-go analytics. PortfolioAnalyst® can consolidate data from a customer’s investment, checking, savings and annuity accounts, as well as incentive plans, credit card accounts, mortgages and student loans.

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

•Securities Lending Dashboard – The Securities Lending Dashboard is designed to help customers assess the short-selling activity for specific securities and inform trading decisions. The dashboard allows sophisticated individual and institutional investors, including hedge funds, to view an expanded universe of securities lending data across key metrics. The Securities Lending Dashboard complements IBKR’s Securities Loan and Borrow system, which is a fully electronic and actionable self-service utility that lets customers search for availability of shortable securities from within IBKR trading platforms at no cost.

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

•Probability Lab® – The Probability Lab® provides customers with an intuitive, visual method to analyze market participants’ future stock price forecasts based on current option prices. This tool compares a customer’s stock price forecast versus that of the market and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the customer’s forecast.

•Goal Tracker – Interactive Advisors’ Goal Tracker projects the hypothetical performance of a portfolio and monitors how likely it is the portfolio might achieve the goal. Customers can adjust inputs, such as monthly contribution amount, goal target date, or the cost or outflow associated with the goal, to estimate the likelihood of achieving a goal.

•Sustainable Investing Tools

•IMPACT by Interactive BrokersSM – IMPACT by Interactive BrokersSM (“IMPACT App”) is a unique, simple and intuitive mobile app that helps customers easily align their investment portfolio with their values. The IMPACT App allows customers to select their personal investment criteria from thirteen impact values and principles, and also allow customers to exclude investments based on business practices they would like to avoid.

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

•Charitable Giving – IBKR GIVESM supports U.S. customers in making charitable donations directly from the IMPACT App. Using a comprehensive directory of U.S. charities and non-profit organizations from GuideStarTM by Candid, IBKR GIVESM lets customers easily donate to a charity matching their values, or search for a non-profit organization of their choice.

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

•Custom Indexing – Custom Indexing allows advisors to create custom portfolios for their customers that directly hold the underlying securities of an index, rather than purchasing a traditional index fund. This gives advisors the ability to customize portfolios to align with specific investment objectives.

•Employee Plan Administrator SIMPLE IRA – The Employee Plan Administrator account allows U.S. advisors to offer self-employed individuals and companies of less than 100 employees a Savings Investment Match Plan for Employees Individual Retirement Account (“SIMPLE IRA”).

•Tax Loss Harvesting – IBKR’s Tax Loss Harvest tool helps advisors to potentially reduce their customers’ tax liabilities by harvesting losses across multiple assets for multiple customers at the same time.

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

•Streamlined Client Service Program – The Streamlined Client Service Program offers a new level of service for brokers and advisors who want to handle tasks for their customers, with a simplified process for approving funding requests and signing agreements. The full list of available tasks includes authorization to update or change account information, account settings, trading permissions, tax forms, banking and transfer instructions; authorization to vote shares and make elections regarding positions; authorization for special programs and alternative investments; and request to send electronic notices, confirmations, account statements and certain communications only to the broker or advisor.

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

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers can trade on more than 150 electronic exchanges and market centers in 34 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that customers can buy or sell a product traded on that exchange via an electronic link from their computer or mobile device through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data circuits, extranets, virtual private networks and the Internet.

Specifically, our customers receive electronic access worldwide via our Trader WorkstationSM (real-time Java-based trading platform), our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our Client Portal-based Quick Trade feature or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader WorkstationSM, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing programmatic trading utilize our API, which supports multiple programming languages. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages, including some online brokerages, rely on employees performing manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

•account opening and funding;

•smart order routing resulting in industry-leading execution quality;

•seamless trading across all types of securities, futures and currencies around the world from one account;

•diverse order types and analytical tools offered to customers;

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

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes. These systems have the flexibility to assimilate new trading venues and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite trading venue malfunctions or hardware failures, is crucial to ensuring best possible executions for our customers. Our systems are designed to detect trading venue malfunctions and quickly take corrective actions by re-routing pending orders when possible.

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

When an order is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or to the market making system, generally within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management and funds receipt and disbursement.

IB SmartRoutingSM

IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers at the time an order is placed, then immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly searches for the best price. It continuously evaluates fast-changing market conditions and dynamically re-routes all or parts of the order seeking to achieve optimal execution. For example, for U.S. options, IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and in that event enters each leg at the best possible venue. IB SmartRouting AutorecoverySM re-routes a customer’s U.S. options order in the case of an exchange malfunction, and we absorb the risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any of its pending orders in our automated trading system (“ATS”). As the system continues to gain more users, IB SmartRoutingSM and the IBKR ATS facilities become more important for customers in a world of multiple exchanges, market centers and penny-priced orders because it increases the possibility of best possible executions for our customers ahead of customers of other brokers. As a result of this feature, our customers have a greater chance of executing limit orders and can do so sooner than those who use less sophisticated routers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), The Depository Trust and Clearing Corporation, the Chicago Mercantile Exchange Clearing House, and ICE Clear U.S. In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Spain, Norway, Sweden, India, Hong Kong, Japan and Australia.

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

We currently service approximately 2.56 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction and financing costs and market rate interest on idle cash balances. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms, and introducing brokers and banks that require global access. No single customer represented more than 1% of our commissions in 2023.

Human Capital

As of December 31, 2023, we had 2,932 employees across 27 locations globally. We aim to attract, develop and retain employees to drive our business forward. To help our employees thrive at work and at home, we offer industry-leading benefits programs, including paid leave time for all parents, adoption and fertility support, childcare support, mental health services, and healthcare travel reimbursement. In the U.S., we fund healthcare premiums at no cost to employees.

Social Initiatives

We believe that communication and connectivity are critical to creating a culture of inclusion, and in 2023 we implemented a new digital platform with over 60 employee-led communities that employees use to engage in shared interests ranging from philanthropy and sports to innovative technologies.

In response to the results of our 2023 Employee Engagement Survey, we rolled out new programs to support the well-being of our employees. We implemented a global mental health program operated by an external specialist, which includes peer-to-peer, interactive group sessions and one-on-one sessions to facilitate awareness and education on mental health topics. We also launched a global Steps Challenge to motivate our employees to build fitness into their work routine. We continued to expand our global mentorship program, with more than 120 mentors providing peer-to-peer career support.

We believe philanthropic giving is a personal and powerful tool to connect to local communities and causes that matter most to our employees. To facilitate employee giving, we partner with a workplace giving platform in a program that features matching contributions from the Company.

Employee and Leadership Development

We support career and skill development for our employees through online and in-person training. Our IBKR Training Portal offers over 900 courses encompassing market and industry knowledge building, technical skills, and soft-skills training that supports managers and employees in developing in their roles.

We believe managers have an outsized impact on employee experience and careers, so we have invested in supporting managers with content and training focused on coaching, giving and receiving feedback, managing unconscious bias, performance management, and interview skills. We launched the New Manager Development Program to help first-time managers transition and learn from each other. Over 175 leaders completed one of our programs in 2023. In addition, all employees must complete compliance training in many role-relevant areas, meeting or exceeding all regulatory requirements. Topics include Anti-Money Laundering, Anti-Bribery and Corruption, Sanctions, Cybersecurity and Data Privacy.

Diversity, Equity and Inclusion

We believe a diverse workforce enriches our employees’ and customers’ experience. We are dedicated to promoting a culture of inclusion and attracting and developing a diverse global workforce. To broaden the pool of applicants who apply to our jobs and internships, we partner with organizations like 100 Women in Finance and Girls Who Code.

We continue to support our employee resource groups to promote personal growth and professional development for women, minorities and others at the Company. These include our Women’s Resource Group, Military Veterans and Families Group, and Pride Network. We continue to support these communities by running networking events and skills workshops, such as:

•Panels with our Non-Executive Board and female members of our Board of Directors;

•International Women’s Day events;

•Learning sessions on Neurodiversity and other topics;

•Pride Month awareness and events; and

•Employee wellness events.

Sustainability

Our Board’s ESG Committee provides ongoing leadership governance for related strategies and initiatives throughout the Company. In 2023, we produced our first Sustainability Report which summarizes the three primary areas of our sustainability strategy: (1) Leadership and Governance, (2) Our People, and (3) Environmental Stewardship. Our Sustainability Report can be found on our website located at www.interactivebrokers.com. The contents of our Sustainability Report are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

In 2023, we also completed our baseline Greenhouse Gas (“GHG”) assessment to help us inventory and analyze our Scope 1 and Scope 2 emissions. We continue to implement sustainable practices that help protect the environment. All of our offices have completed an environmental review to assess current and best practices for energy, water and waste management, and in 2023, we developed our Environmental Standards, a framework for managing our GHG, waste, water and recycling. We also procured renewable power sources for all of our offices through the purchase of renewable energy certificates representing over 95% of our operational footprint. We use third-party providers for data centers. Worldwide, 90% of these data centers use renewable power provided directly through the landlord or via renewable energy certificates.

Competition

The market for electronic brokerage services is rapidly evolving and highly competitive, and we expect it to remain so. The environment in which we operate has a broad array of competitors ranging from large integrated banks to online brokers to early-stage private companies. Our primary competitors, both in the U.S. and abroad, are other companies that provide electronic brokerage, prime brokerage, and financial advisor and introducing broker products and services. We compete based on numerous factors, including quality of transaction execution, customer experience, products and services, technological excellence and innovation, reputation, global access, and price. Since our inception, we have been transforming the electronic brokerage business through automation and innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. We believe these are significant differentiators that set us apart from our competitors.

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

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”), IBKR Securities Services LLC (“IBKRSS”) and Interactive Brokers Corp. are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), the Chicago Mercantile Exchange (“CME”) and the National Futures Association (“NFA”). Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

•sales methods;

•“know your customer” requirements;

•anti-money laundering requirements;

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

The U.S. regulators impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to U.S. regulators and approval from FINRA for certain capital withdrawals.

Our foreign subsidiaries are similarly regulated with regard to capital requirements in support of their brokerage activities.

As of December 31, 2023, aggregate excess regulatory capital for all of the operating subsidiaries was $10.2 billion.

IB LLC is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act and to the CFTC’s minimum financial requirements (Regulation 1.17) under the Commodities Exchange Act. Additionally, Interactive Brokers Canada Inc. (“IBC”) is subject to the Canadian Investment Regulatory Organization (“CIRO”) risk adjusted capital requirement; Interactive Brokers (U.K.)

Limited (“IBUK”) is subject to the United Kingdom’s (“U.K.”) Financial Conduct Authority (“FCA”) financial resources requirement; Interactive Brokers Ireland Limited (“IBIE”) is subject to the Central Bank of Ireland (“CBI”) financial resources requirement; IBKR Financial Services AG (“IBKRFS”) is subject to the Swiss Financial Market Supervisory Authority (“FINMA”) eligible equity requirement; Interactive Brokers Central Europe Zrt. (“IBCE”) is subject to the Hungarian National Bank (“MNB”) financial resource requirement; Interactive Brokers (India) Private Limited (“IBI”) is subject to the National Stock Exchange of India net capital requirements; Interactive Brokers Hong Kong Limited (“IBHK”) is subject to the Hong Kong Securities and Futures Commission (“SFC”) financial resource requirement; Interactive Brokers Securities Japan, Inc. (“IBSJ”) is subject to the Japanese Financial Services Agency (“FSA”) capital requirements; Interactive Brokers Singapore Pte. Ltd. (“IBSG”) is subject to the Monetary Authority of Singapore (“MAS”) capital requirements; and Interactive Brokers Australia Pty Limited (“IBA”) is subject to the Australian Securities Exchange (“ASX”) liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2023.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$7,319	$823	$6,496
IBHK	1,265	223	1,042
IBIE	685	189	496
Other regulated operating subsidiaries	2,333	142	2,191
	$11,602	$1,377	$10,225

As of December 31, 2023, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Supervision and Compliance

Our Compliance department supports and seeks to ensure proper operations of our business in accordance with applicable regulatory requirements. The philosophy of the Compliance department, and the Company as a whole, is to build automated systems to try to minimize manual steps in the compliance process and then to augment these systems with experienced staff members who apply their judgment where needed. We have built automated systems to handle wide-ranging compliance issues such as trade and audit trail reporting, financial operations reporting, enforcement of short sale rules, enforcement of margin rules and pattern day trading restrictions, recording and review of employee correspondence, archival of required records, execution quality and order routing reports, approval and documentation of new customer accounts, surveillance of customer trading for market manipulation or abuse or violations of exchange rules, and anti-money laundering and anti-fraud surveillance in line with our anti-money laundering policies. Our automated operations and automated compliance systems provide substantial efficiencies to our Compliance department. As part of this continuing effort, we have implemented a robust case management and surveillance system and increased our Compliance staffing over the past several years to meet the growing regulatory burdens faced by all industry participants.

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

As required by the USA Patriot Act and other rules, we have established comprehensive AML and customer identification procedures, and designated AML Compliance Officers for each electronic brokerage subsidiary; and we provide formal AML training to our AML, customer facing, and other relevant employees, and conduct regular independent audits of our AML programs. Our AML screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government sanction lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists and several other global, United Nations, European Union (“EU”) and other non-U.S. sanction lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading or higher risk patterns of money movement. We generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation or abuse, fraud and other suspicious activities.

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

Business Continuity Planning

Federal regulators and industry self-regulatory organizations have passed a series of rules in the past several years requiring regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster, climate-related event or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built backup capabilities for key operations performed at our regional offices in North America, Europe and Asia that would be utilized in the event of a significant outage at our main data center or primary office locations. In addition, we have strengthened our technical infrastructure and have built redundancy of systems so that most operations can be handled from multiple offices or remotely. Spurred by the COVID-19 pandemic, we have substantially enhanced this infrastructure and our remote access capabilities so that most employees, including all with critical job functions, can work remotely. We continually evaluate opportunities to further our business continuity planning efforts.

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

Executive Officers and Directors of Interactive Brokers Group, Inc.

The table below presents the names, ages and positions of our current directors and executive officers as of December 31, 2023.

Name	Age	Position
Thomas Peterffy	79	Chairman of the Board of Directors
Earl H. Nemser	77	Vice Chairman and Director
Milan Galik	57	Chief Executive Officer, President and Director
Paul J. Brody	63	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	68	Executive Vice President and Chief Information Officer
Lawrence E. Harris	67	Director (Independent)
Philip Uhde	38	Director (Independent)
William Peterffy	34	Director
Nicole Yuen	61	Director (Independent)
Jill Bright	61	Director (Independent)

Thomas Peterffy – Mr. Peterffy, our founder, has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual market maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

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

Milan Galik – Mr. Galik joined us in 1990 as a software developer and has served as the Chief Executive Officer of the Company since October 2019. Mr. Galik has also served as President of the Company and IBG LLC since October 2014. Mr. Galik served as Senior Vice President, Software Development of IBG LLC from October 2003 to October 2014. In addition, Mr. Galik has served as Vice President of IBKR Securities Services LLC since April 1998 and served as a member of the board of directors of the Boston Options Exchange from October 2013 to May 2023. Mr. Galik received a Master of Science degree in electrical engineering from the Technical University of Budapest in 1990.

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

Philip Uhde – Mr. Uhde is an investor. Mr. Uhde recently launched The Linonia Partnership, an investment partnership making concentrated, long-term investments in the public markets. From 2012 through 2020, Mr. Uhde managed Echinus Partners, another investment partnership. Mr. Uhde received a BA in Economics and East Asian Studies from Yale University in 2008.

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

Nicole Yuen – Ms. Yuen is a seasoned investment banker with more than 20 years of experience. Ms. Yuen most recently served as Managing Director, Head of Equities – North Asia and Vice Chairman – Greater China for Credit Suisse. During Ms. Yuen’s 6-year tenure, she led the build-out of Credit Suisse’s brokerage business in mainland China and oversaw the bank’s equities business in North Asia. Ms. Yuen is a non-executive director of Asia Dragon Trust PLC.

Jill Bright – Ms. Bright has over three decades of experience in human resources management and administration. Ms. Bright is an operating executive at Crestview Partners focused on human capital management and also serves as Chief Transformation Officer for one of their portfolio companies, OneMagnify. Ms. Bright has served as Chief Administrative Officer for LionTree LLC as well as for Condé Nast, led Human Resources & Administration for Sotheby’s and spent over five years in Human Resources at American Express. Ms. Bright is currently a Board Director and Chair of the Compensation Committee for WOW Internet & Cable and serves on the board of Service Express, a Michigan-based private company. Ms. Bright completed her MBA at New York University's Stern School of Business.

ITEM 1A. RISK FACTORS

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory. In addition to the risks identified elsewhere in this Annual Report on Form 10-K, the following is a summary of the risk factors that apply to our business results of operations and financial condition. Please read the detailed discussion of these risks following the summary.

Risks Related to Our Company Structure

•Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

•Control by Mr. Thomas Peterffy of a majority of the combined voting power of our common stock may give rise to conflicts of interests and could discourage a change of control that other stockholders may favor, which could negatively affect our stock price, and adversely affect stockholders in other ways.

•We depend on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

•We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering (“IPO”) and certain subsequent redemptions of Holdings membership interests.

•Certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change our direction or management.

Risks Related to Our Business

•Macroeconomic, geopolitical and other challenges and uncertainties could have a negative impact on our business.

•Our business could be harmed by a systemic market event.

•Damage to our reputation could harm our business.

•The impact of a public health emergency may have a material adverse impact on our business and results of operations.

•Our future success will depend on our response to the demand for new services, products and technologies.

•The loss of our key employees would materially adversely affect our business.

•We may not pay dividends on our common stock at any time in the foreseeable future.

•Our direct market access clearing and non-clearing brokerage operations face intense competition.

•We are subject to potential losses as a result of our clearing and execution activities.

•We are exposed to risks associated with our international operations.

•We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations.

•Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

•Because our revenues and profitability depend on trading volume and interest rate levels, they are prone to significant fluctuations and are difficult to predict.

•We may incur material trading losses from our market making activities.

•Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our business.

•We may incur losses in our market making activities in the event of failures of our proprietary pricing model.

•The valuation of the financial instruments we hold may result in large and occasionally anomalous swings in the value of our positions and in our earnings in any period.

•We are exposed to losses due to lack of perfect information.

•Rules governing designated market makers may require us to make unprofitable trades or prevent us from making profitable trades.

•Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

Risks Related to Laws, Regulations and Litigation

•Our future efforts to sell shares or raise additional capital may be delayed or prohibited by regulations.

•Regulatory and legal uncertainties could harm our business.

•We are subject to risks relating to litigation and potential securities laws liability.

•Heightened regulatory and legislative requirements and changes in the U.S. and globally have increased our compliance, regulatory and other risks and costs.

• We may incur additional tax expense or become subject to additional tax liabilities.

Risks Related to Our Intellectual Property, Technology, Cybersecurity and Data Privacy

•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

•Our reliance on our computer software could cause us great financial harm in the event of any disruption or corruption of our computer software. We may experience technology failures while developing our software.

•We depend on our proprietary technology, and our future results may be impacted if we cannot maintain technological superiority in our industry.

•We do not have fully redundant systems. System failures could harm our business.

•Failure of third-party systems on which we rely could adversely affect our business.

•Internet-related issues may reduce or slow the growth in the use of our services in the future.

•We could be the target of a cyber-attack or experience a cybersecurity incident that impairs internal systems, degrades services we provide to customers, or results in a data compromise, causing reputational or monetary damages as a consequence.

•We are subject to stringent and complex data privacy rules. Failure to comply with these rules could have an adverse effect on our business, financial condition, and results of operation.

Risks Related to Cryptocurrency

•We rely on third-party Cryptocurrency Service Providers (“CSPs”) to provide our customers the ability to access cryptocurrency trading and custody services.

•A data breach at the CSP may result in irreversible losses, which would adversely affect our customers and our business.

•We may encounter technical issues which would result in disruption or interruption of our customers’ access to their CSP accounts.

•Changes in laws and regulations regarding cryptocurrency may negatively impact our ability to enable our customers to buy, hold and sell cryptocurrencies in the future and may adversely affect our business.

•A loss event incurred by the CSP may adversely impact our operating results.

Risks Related to Our Company Structure

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 107.0 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 314.0 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 91.3% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 74.6% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our Board of Directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We depend on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company and our primary assets are our approximately 25.4% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $2.1 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, for example. Based on facts and assumptions as of December 31, 2023, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $12.4 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $12.4 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2023.

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

Risks Related to Our Business

Macroeconomic, geopolitical and other challenges and uncertainties could have a negative impact on our business.

We are affected by domestic and international macroeconomic and political conditions, as well as, the level of interest rates, inflation, and by fiscal and monetary policy. Our business depends in part on the level of global trading volumes and volatility, which are affected by factors beyond our control. These factors may cause a weakness in securities markets, leading to a slowdown in trading volumes, which would result in reduced transaction revenues. Changes in tax law and regulation, or market uncertainty caused by a change in the political environment, may negatively affect our business. Our international operations may also be subject to risk of loss due to political, economic or financial instability, unexpected changes in regulatory requirements, tax laws, and changes in governmental or central bank policies. These risks could have a material adverse effect on our business, financial condition and results of operations.

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

Damage to our reputation could harm our business.

Maintaining our reputation is critical to attracting and maintaining customers, investors, and employees. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity and data privacy, record-keeping, sales and trading practices, and employee misconduct. Adverse developments could impair our reputation and materially adversely affect our business, financial condition and results of operations.

The impact of a public health emergency may have a material adverse impact on our business and results of operations.

The response of governments and societies to a public health emergency, which could include temporary closures of certain businesses; social distancing; travel restrictions, “shelter in place” and other governmental regulations; and reduced consumer spending due to job losses, may significantly impact volatility in the financial, commodities and energy markets, and general economic conditions. These measures may negatively impact businesses, market participants, our counterparties and customers, and the global economy and could continue for a prolonged period of time.

Our net interest income and profitability could be negatively affected by lower benchmark interest rates caused by central banks lowering target benchmark rates in an attempt to buffer their economies from a public health emergency.

As a result of our hybrid work model, which we adopted for our offices globally, any disruption to our information technology systems, including from cyber incidents, could have a material adverse effect on our business. We have taken measures to maintain the health and safety of our employees, but widespread illness could negatively affect staffing levels within certain functions or locations. In addition, our ability to recruit, hire and onboard employees could be negatively impacted by a public health emergency.

The impact of a public health emergency on our future financial results could be significant but currently cannot be quantified, as it would depend on numerous evolving factors that cannot be accurately predicted, including, but not limited to, the duration and spread of the public health emergency; its impact on our customers, employees and vendors; governmental regulations in response to the public health emergency; and the overall impact of the public health emergency on the economy and society, among other factors. Any of these events, alone or in combination with others, could exacerbate many of the risk factors discussed or incorporated by reference herein and could have a material adverse effect on our business, financial condition and results of operations.

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

During 2023, approximately 30% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

Our revenues are dependent on the level of trading activity on securities and derivatives exchanges in the U.S. and abroad and on the general level of interest rates. In the past, our revenues and operating results have varied significantly from period to period primarily due to movements and trends in the underlying markets and to fluctuations in trading and interest rate levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

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

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We seek to manage, monitor and control our market, credit, operational, liquidity, and legal and regulatory compliance risks through risk management policies developed and implemented by our Steering Committee, which is chaired by our Chief Executive Officer and comprised of senior executives of our various operating subsidiaries. However, there can be no assurance that our procedures will be adequate. Historically, market conditions have included unprecedented market events which highlighted the limitations inherent in using historical data to manage risk. While we employ a broad and diversified set of risk management tools, they cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes, as a result a failure in our risk management policies and procedures could have a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business - Risk Management Activities" for more information.

Risks Related to Laws, Regulations and Litigation

Our future efforts to sell shares or raise additional capital may be delayed or prohibited by regulations.

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. Interactive Brokers Canada, Inc., Interactive Brokers (U.K.) Limited, Interactive Brokers Ireland Limited, IBKR Financial Services AG, Interactive Brokers Central Europe Zrt., Interactive Brokers Hong Kong Limited, and Interactive Brokers Singapore Pte. Ltd. are subject to similar change in control regulations promulgated by the CIRO in Canada, the FCA in the United Kingdom, the CBI in Ireland, the FINMA in Switzerland, the MNB in Hungary, the SFC in Hong Kong, and the MAS in Singapore, respectively. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

Regulatory and legal uncertainties could harm our business.

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our broker-dealer subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the CME, the CFTC, and the NFA; in Canada, the CIRO and various Canadian securities commissions; in the United Kingdom, the FCA; in Ireland, the CBI; in Switzerland, the FINMA; in Hungary, the MNB; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association; in Singapore, the MAS; and in Australia, the Australian Securities and Investment Commission. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of the Company and have a material adverse effect on our business, financial condition and results of operations. See “Legal Proceedings and Regulatory Matters” in Part I Item 3 of this Annual Report on Form 10 K.

Heightened regulatory and legislative requirements in the U.S. and internationally have increased our compliance, regulatory and other risks and costs.

We are required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions in which we do business resulting in substantial compliance, regulatory and other risks and costs, including the hiring of additional personnel. In addition, there is heightened regulatory scrutiny and expectations in the U.S. and internationally with respect to governance, infrastructure, data, risk management practices and controls. A failure to comply with these requirements and expectations, even if inadvertent, or resolve any identified deficiencies, could result in increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines.

We may incur additional tax expense or become subject to additional tax liabilities.

We are subject to the tax laws and regulations of the U.S. and its states and municipalities, as well as numerous foreign jurisdictions in which we do business. These laws, regulations and treaties are complex, and the manner they apply to us is sometimes open to interpretations, therefore significant judgments are required in determining our provision for income taxes, deferred tax assets and liabilities balances, and other tax liabilities. We are also regularly under audit by the U.S. Internal Revenue Service and other tax authorities, both in the U.S. and abroad, which may not agree with our tax positions and cause our tax liabilities to increase.

In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business (e.g., on December 15, 2022, the EU formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework; and a significant number of other countries have either already or are expected to also implement similar legislation with varying effective dates), the possibility of tax controversy related to adverse determinations with respect to the application of existing laws, changes in our business or structure, and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our effective tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of the amounts previously accrued, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Risks Related to Our Intellectual Property, Technology, Cybersecurity and Data Privacy

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

New developments in the field of Artificial Intelligence (“AI”) could enable competitors to offer new products or services never before seen in the marketplace. While we strive to provide the most cutting-edge technology to our customers, breakthroughs or significant innovations made using AI (or discoveries uncovered through the use of AI) could change the nature of our business. Competitors who advance in this space may be able to offer superior products and services and may materially adversely affect our business, financial condition and results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations are also potentially vulnerable to damage or interruption from human error, cyber-attacks, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant systems, and our formal business continuity plan does not include restoration of all services. We currently have limited separate backup facilities dedicated to our non-U.S. operations. It is our intention to provide for and progressively deploy backup facilities for all facilities and infrastructure globally over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption in our service or decreases the responsiveness of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

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

Our ability to provide services to consumers and increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our customers’ unrestricted access to the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently, growth in the usage of our web-based products could be delayed or decline, which could have a material adverse effect on our business, financial condition and results of operations.

We could be the target of a cyber-attack or experience a cybersecurity incident that impairs internal systems, degrades services we provide to customers, or results in a data compromise, causing reputational or monetary damages as a consequence.

Our business relies on technology and automation, causing us to be potentially vulnerable to various forms of cyber-attacks by external actors or malicious insiders. Any resulting security breaches could expose us to liability to one or more third parties, including our customers, and disrupt our operations. Though we take steps to mitigate the various cyber threats and devote resources to protecting our systems and networks, we may be unable to anticipate all types of attacks or to implement adequate preventative measures against all eventualities.

Our cybersecurity measures may not detect or prevent all attempts to compromise our systems. Furthermore, whereas we expend efforts on evaluating and ensuring adequacy of security measures employed by third-party service providers, we may not be able to exercise full control over them. Failures or deficiencies of such controls could result in adverse impacts to our business, operations, or confidential information, depending on the nature of the services provided. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware, ransomware, or other malware being placed in our systems; misappropriation, deletion or modification of customer information; or a denial-of-service or other interruptions to our business operations.

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

We are subject to stringent and complex data privacy rules. Failure to comply with these rules could expose us to a risk of financial loss, litigation, and other liabilities.

We are subject to numerous data privacy rules, including federal, state, local and international laws, as well as industry standards and regulations, and contractual obligations relating to data privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal and other data. In the U.S., we are subject to rules including the Gramm-Leach-Bliley Act of 1999 and Section 5(c) of the Federal Trade Commission Act; internationally, we are subject to the EU’s General Data Protection Regulation (“GDPR”), the Data Protection Act 2018 in the U.K, the Personal Information Protection Law of the People’s Republic of China, and other data privacy rules.

We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal data; and continue to monitor regulations related to data privacy on both a domestic and international level to assess requirements and impacts on our business operations.

Rules regarding data privacy and security worldwide are continuously evolving and developing, increasing complexity and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations might require us to incur additional costs and change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. If we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs.

Any failure or perceived failure by us or our third-party service providers to comply with our privacy policies or any applicable laws, regulations, industry standards, or rules relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data, could result in significant fines, criminal penalties, monetary damages, regulatory enforcement actions, litigation and reputational harm, one or all of which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Cryptocurrency Offering

We rely on third-party Cryptocurrency Service Providers (“CSPs”) to provide our customers the ability to access cryptocurrency trading and custody services.

We have entered into agreements with third-party CSPs, which provide (i) cryptocurrency exchange platforms and services whereby investors can buy and sell certain cryptocurrencies and (ii) custody services for certain cryptocurrencies (collectively, the “Exchange Services”), enabling some of our customers to trade and custody Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Bitcoin Cash (BCH) and potentially other cryptocurrencies, (collectively, "Cryptocurrency Assets") via CSPs. A disruption in our partnership with a CSP or in the Exchange Services provided by a CSP could have adverse effects on our customers’ confidence in our cryptocurrency offering through CSPs and on our business.

A data breach at the CSPs may result in irreversible losses, which would adversely affect our customers and our business.

The CSPs are responsible for securing the customers’ Cryptocurrency Assets and protecting them from loss or theft.

Access to the Cryptocurrency Assets is controllable only by the possessor of the unique private key(s) relating to the digital wallet in which such Cryptocurrency Assets are held. To the extent any of the CSPs’ private keys are lost, destroyed, unable to be accessed by the CSPs, or otherwise compromised and no backup of such private key(s) is accessible, the CSPs may be unable to access the Cryptocurrency Assets held in the respective wallets. In addition, neither the CSPs nor any cryptocurrency custodian can provide absolute assurance that any or all of the CSPs’ wallets will not be hacked or compromised such that the private keys are obtained by a third party or otherwise compromised in a manner such that Cryptocurrency Assets are sent to one or more addresses that the CSPs do not control, which could result in the loss of some or all of the Cryptocurrency Assets that the CSPs hold in custody on behalf of our customers.

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

Both we and the CSPs rely on computer software, hardware and telecommunications infrastructure and networking to provide the respective services to our customers with respect to trading and custody of the Cryptocurrency Assets. These computer-based systems and services are inherently vulnerable to disruption, delay, or failure, which may cause our customers to lose access to our trading platform and the Exchange Services provided by the CSPs. Any such disruption could have an adverse effect on our customers’ confidence in our cryptocurrency offering through the CSPs and an adverse effect on our business.

Changes in laws and regulations regarding cryptocurrency may negatively impact our ability to enable our customers to buy, hold and sell cryptocurrencies in the future and may adversely affect our business.

Regulation of the cryptocurrency industry continues to evolve and is subject to change. Securities and commodities laws and regulations and other bodies of laws can apply to certain cryptocurrency assets. These laws and regulations are complex and the interpretations of them may be subject to challenge by the relevant regulators. Future regulatory developments, including the treatment of certain cryptocurrency assets for U.S. federal income tax and foreign tax purposes, could have an adverse effect on our cryptocurrency offering through CSPs and on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As part of our overall risk management framework, we have processes in place to identify, assess, and manage material risks from cybersecurity threats.

Cybersecurity Program Overview

Our cybersecurity program is designed to identify, assess, and manage cyber risks. The program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks. We continually evaluate the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats.

We engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes.

Where we engage or rely on third parties, including suppliers, vendors, and service providers, our information security personnel have processes in place to identify and manage risks from cybersecurity threats associated with our use of such third parties.

Board Oversight of Cybersecurity Risks

Our Board of Directors receives periodic updates on cybersecurity matters from our Chief Executive Officer (based on consultation with our Chief Information Security Officer (“CISO”) and other senior members of our Information Security and/or Technology teams). In addition, a member of senior management responsible for the Company’s Information Security team provides an annual briefing to our Board of Directors regarding the overall state of our cybersecurity program, information on the current cybersecurity threat landscape, risks from cybersecurity threats and any cybersecurity incidents that are reasonably likely to materially affect, or which have materially affected, the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Information Officer, Executive Vice President of Technology, and CISO, are responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks. Specifically:

•Dr. Thomas Frank, Executive Vice President and Chief Information Officer: Dr. Frank has been with the Company since 1985 and was instrumental in the development of the Company’s early market making systems. Dr. Frank became Chief Information Officer in 2006. Dr. Frank is responsible for the Company’s technical infrastructure and operations and information security, among other duties. Dr. Frank is a member of the Board of Directors of OCC. Dr. Frank received an S.B. and a Ph.D. in Physics from the Massachusetts Institute of Technology.

•Somayajulu (Soma) Bulusu, Executive Vice President of Technology: Mr. Bulusu joined the Company as EVP of Technology in February 2024. Mr. Bulusu has over 25 years of experience in engineering, product, and service delivery. Mr. Bulusu joined the Company from Chewy, Inc., where he led the Information Technology and Engineering teams. His previous roles include leadership positions at Amazon, Nuance, and TouchCommerce.

•Dr. Boris Kogan, Chief Information Security Officer: Dr. Kogan has served as the Company’s Chief Information Security Officer since 2016. Dr. Kogan has over 20 years of cybersecurity management experience in the financial services sector. Earlier in his career, after obtaining a Ph.D. in Computer Science from Princeton University, Dr. Kogan served on the faculty of George Mason University, where he conducted government-sponsored research in cybersecurity.

The Company’s management, including through its oversight of the Company’s policies and procedures regarding cybersecurity, is actively involved in the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company. Management’s oversight is augmented through the Company’s Enterprise Risk Management Framework, which includes risk and control assessments related to the Company’s cybersecurity program. Additionally, the Company’s Internal Audit Group periodically audits aspects of the Company’s cybersecurity program and provides reports to the Board’s Audit Committee, and an external audit firm conducts an annual SOC 2 attestation of the Company’s information security controls.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Company is assessed on an ongoing basis. During the reporting period and through the issuance of this Annual Report on Form 10-K, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition. For additional information about cybersecurity risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease office and data center facilities in 27 cities throughout the world where we conduct our operations as set forth below. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The table below presents certain information with respect to our leased facilities as of December 31, 2023.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	100,871	Office space and data center
New York, NY	16,940	Office space
Other (9 locations)	39,328	Office space and data center

Europe
Budapest, Hungary	36,782	Office space
Zug, Switzerland	36,635	Office space and data center
Dublin, Ireland	17,982	Office space
London, United Kingdom	17,457	Office space
Tallinn, Estonia	12,731	Office space
Other (2 locations)	2,769	Office space

Asia - Pacific
Mumbai, India	81,553	Office space
Hong Kong	26,020	Office space and data center
Other (6 locations)	20,444	Office space

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

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are generally the subject of regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, display of market data, short sales, margin lending, exchange fees charged to customers, anti-money laundering or potentially manipulative trading by customers, sanctions compliance, procedures for accounts managed by independent financial advisors or referred by third parties, technology development practices, registration, record-keeping, business continuity planning, cybersecurity and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect to pay significant and increasing regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on Nasdaq. As of February 20, 2024, there were 35 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.10 per share to our common stockholders for the foreseeable future.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2018 to December 31, 2023. The comparison assumes $100 was invested on December 31, 2018 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
250
200
150
100
50
-
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023

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

Use of Proceeds

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2023, the Company issued 420,000 shares and an additional 50,000 shares in January 2024 to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 27, 2023, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 2,632,748 shares of common stock (with a fair value of $229 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

As a consequence of these redemption transactions, and distribution of shares to employees, IBG, Inc.’s interest in IBG LLC has increased to approximately 25.4%, with Holdings owning the remaining 74.6% as of December 31, 2023. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.3% as of December 31, 2023. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2023. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	9,996,406
Total	—	—	9,996,406

___________________________

(1)Amount represents restricted stock units available for future issuance of grants under the Company’s amended 2007 Stock Incentive Plan (the “Plan”). On April 20, 2023, the Company’s stockholders approved an additional 10,000,000 shares to be distributed under the Plan. This increased the total number of shares available to be distributed under the Plan to 40,000,000 shares, from 30,000,000 shares.

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

Our customer base is diverse with respect to geography and type. Currently, approximately 81% of our customers reside outside the U.S. in over 200 countries and territories, and over 80% of new customers come from outside the U.S. Approximately 57% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

In 2023, most world equities markets, including the U.S., Europe, Japan and Australia, reached all-time highs (one notable exception was Hong Kong, which was down on the year). Elevated inflation, and the tighter monetary policy and resulting higher interest rates deployed to fight it, led to recession fears early in the year. In the second half, however, the expectation of lower interest rates and a “soft landing” for global economies drove markets higher, despite the ongoing backdrop of geopolitical uncertainty. Individual investors, who helped drive equities market volumes higher in prior years, were more engaged in 2023 with the options markets and less so in equities markets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major exchanges declined in the current year, while major market indexes reached all-time highs. Within U.S. equities, a small number of technology stocks (the so-called “Magnificent 7”) were responsible for a large portion of market index gains during the year. While stock trading volumes remained higher than pre-pandemic levels, they were lower in the current year versus a year ago as investors chose to maintain their holdings in these technology stocks. In the U.S., according to industry data, average daily volume in exchange-listed equity-based options increased by 8% and futures by 5%, while listed cash equities volume decreased by 7%, compared to 2022. Options trading volumes have risen with the growing popularity of shorter-dated options contracts, while in futures, market volumes increased in agriculture, interest rate, metals and energy products, in part as investors sought to mitigate exposure to persistent inflation, higher interest rates and geopolitical uncertainties.

These factors led to mixed results across our major product types. Our customer options and futures volumes were up 12% and 1%, respectively, while stock and foreign exchange volumes declined 24% and 29%, respectively, compared to the prior year.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 35%, from an average of 26.0 in 2022 to 16.8 in the current year. Volatility levels had been elevated for most of 2022 in light of geopolitical events such as regional conflicts; more unpredictable world economies and markets; and consistent, significant interest rate hikes. In contrast, the current level of volatility has dipped below long-term trends. In particular, the current year did not exhibit the brief spikes in volatility that were more frequently seen in prior years.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve increased the benchmark federal funds rate four times in 2023, in February, March, May and July, which raised rates cumulatively by 100 basis points. The U.S. Treasury yield curve remained inverted, with long-term rates markedly lower than short-term. In most countries with developed financial markets, benchmark interest rates also rose over the year as central banks continued to take steps to control inflation.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates, and uncertainty over future U.S. Federal Reserve rate policy, have led us to maintain a short duration portfolio, all of which matured within three months at December 31, 2023, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so higher rates in 2023 have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

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

Net interest income on customer cash and margin loan balances increased significantly compared to the prior year as the average federal funds effective rate increased to 5.03% in the current year from 1.68% in the prior year. During an extended period prior to and including part of 2022, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed at low benchmark rates. Now that benchmark interest rates are over 50 basis points and spread compression has been eliminated, we earn higher net interest income.

Higher interest rates contributed to a 68% rise in net interest income over the prior year. Combined with increases in average interest-earning assets, particularly in segregated cash balances, these higher rates led to a widening of our net interest margin from 1.53% in the prior year to 2.36% in the current year.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current year, the value of the GLOBAL, as measured in U.S. dollars, increased 0.41% compared to its value at December 31, 2022, which had a positive impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Diluted earnings per share were $5.67 for the year ended December 31, 2023 (“current year”), compared to $3.75 for the year ended December 31, 2022 (“prior year”). Adjusted diluted earnings per share were $5.75 for the current year, compared to $4.05 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $4,340 million and income before income taxes was $3,069 million, compared to net revenues of $3,067 million and income before income taxes of $1,998 million in the prior year. Adjusted net revenues were $4,367 million and adjusted income before income taxes was $3,101 million, compared to adjusted net revenues of $3,213 million and adjusted income before income taxes of $2,144 million in the prior year.

The financial highlights for the current year were:

•Net interest income increased 68% from the prior year to $2,794 million, driven by higher benchmark interest rates and customer credit balances.

•Commission revenue increased 3% from the prior year to $1,360 million on higher options and futures volumes, partially offset by lower customer stock trading volumes.

•Other fees and services increased 7% from the prior year to $197 million on higher risk exposure fees and Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”).

•Other income increased $96 million from the prior year to a loss of $11 million. This increase was mainly comprised of (1) $20 million related to our currency diversification strategy, (2) $52 million related to our U.S. government securities portfolio, and (3) $25 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”).

•Execution, clearing and distribution fees expenses increased 19% to $386 million, driven by higher customer trading volume in options and futures.

•Pretax profit margin was 71%, up from 65% in the prior year. Adjusted pretax profit margin was 71%, up from 67% in the prior year.

In connection with our currency diversification strategy as of December 31, 2023, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy increased our comprehensive earnings by $42 million (compared to a decrease of $211 million in the prior year), as the U.S. dollar value of the GLOBAL increased by approximately 0.41%, compared to its value as of December 31, 2022. The effects of our currency diversification strategy are reported as (1) a component of other income (loss of $80 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $122 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

TRADE VOLUMES:

(in thousands, except %)

	Cleared		Non-Cleared						Avg. Trades
	Customer	%	Customer	%	Principal	%	Total	%	per U.S.
Period	Trades	Change	Trades	Change	Trades	Change	Trades	Change	Trading Day
2019	302,289		26,346		17,136		345,771		1,380
2020	620,405	105%	56,834	116%	27,039	58%	704,278	104%	2,795
2021	871,319	40%	78,276	38%	32,621	21%	982,216	39%	3,905
2022	735,619	(16%)	70,049	(11%)	32,863	1%	838,531	(15%)	3,347
2023	670,263	(9%)	58,580	(16%)	36,725	12%	765,568	(9%)	3,075

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	390,739		128,770		176,752,967
2020	624,035	60%	167,078	30%	338,513,068	92%
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)

ALL CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	349,287		126,363		167,826,490
2020	584,195	67%	164,555	30%	331,263,604	97%
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)

CLEARED CUSTOMERS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	302,068		125,225		163,030,500
2020	518,965	72%	163,101	30%	320,376,365	97%
2021	773,284	49%	151,715	(7%)	752,720,070	135%
2022	781,373	1%	202,145	33%	314,462,672	(58%)
2023	834,866	7%	204,691	1%	240,270,617	(24%)

___________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL TRANSACTIONS

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2019	41,452		2,407		8,926,477
2020	39,840	(4%)	2,523	5%	7,249,464	(19%)
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)

___________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2023	2022	% Change
Total Accounts (in thousands)	2,562	2,091	23%
Customer Equity (in billions) [1]	$426.0	$306.7	39%

Cleared DARTs (in thousands) [2]	1,738	1,887	(8%)
Total Customer DARTs (in thousands) [2]	1,940	2,124	(9%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.14	$2.83	11%
Cleared Avg. DARTs per Account (Annualized)	172	206	(17%)

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

	Year-Ended December 31,
	2023	2022	2021

	(in millions, except share and per share amounts)

Revenues
Commissions	$1,360	$1,322	$1,350
Other fees and services	197	184	218
Other income (loss)	(11)	(107)	(2)
Total non-interest income	1,546	1,399	1,566

Interest income	6,230	2,686	1,372
Interest expense	(3,436)	(1,018)	(224)
Total net interest income	2,794	1,668	1,148
Total net revenues	4,340	3,067	2,714

Non-interest expenses
Execution, clearing and distribution fees	386	324	236
Employee compensation and benefits	527	454	399
Occupancy, depreciation and amortization	99	90	80
Communications	41	33	33
General and administrative	211	165	176
Customer bad debt	7	3	3
Total non-interest expenses	1,271	1,069	927
Income before income taxes	3,069	1,998	1,787
Income tax expense	257	156	151
Net income	2,812	1,842	1,636
Less net income attributable to noncontrolling interests	2,212	1,462	1,328
Net income available for common stockholders	$600	$380	$308

Earnings per share
Basic	$5.72	$3.78	$3.27
Diluted	$5.67	$3.75	$3.24

Weighted average common shares outstanding
Basic	104,965,050	100,460,016	94,167,572
Diluted	105,846,877	101,299,609	95,009,880

Comprehensive income
Net income available for common stockholders	$600	$380	$308
Other comprehensive income
Cumulative translation adjustment, before income taxes	30	(26)	(22)
Income taxes related to items of other comprehensive income	-	-	-
Other comprehensive income (loss), net of tax	30	(26)	(22)
Comprehensive income available for common stockholders	$630	$354	$286

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$2,212	$1,462	$1,328
Other comprehensive income - cumulative translation adjustment	92	(85)	(75)
Comprehensive income attributable to noncontrolling interests	$2,304	$1,377	$1,253

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2023	2022	2021

Revenues
Commissions	31%	43%	50%
Other fees and services	5%	6%	8%
Other income (loss)	(0%)	(3%)	0%
Total non-interest income	36%	46%	58%

Interest income	144%	88%	51%
Interest expense	(79%)	(33%)	(8%)
Total net interest income	64%	54%	42%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	9%	11%	9%
Employee compensation and benefits	12%	15%	15%
Occupancy, depreciation and amortization	2%	3%	3%
Communications	1%	1%	1%
General and administrative	5%	5%	6%
Customer bad debt	0%	0%	0%
Total non-interest expenses	29%	35%	34%
Income before income taxes	71%	65%	66%
Income tax expense	6%	5%	6%
Net income	65%	60%	60%
Less net income attributable to noncontrolling interests	51%	48%	49%
Net income available for common stockholders	14%	12%	11%

Year Ended December 31, 2023 (“current year”) compared to the Year Ended December 31, 2022 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $1,273 million, or 42%, compared to the prior year, to $4,340 million. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and also from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified. In 2023, 2022, and 2021 we generated 37%, 37% and 39%, respectively, of commissions from operations conducted by our subsidiaries outside the U.S.

Commissions for the current year increased $38 million, or 3%, compared to the prior year, to $1,360 million, driven by higher customer trading volumes in options and futures, partially offset by lower customer trading volume in stocks. Total customer options and futures contract volumes increased 12% and 1%, respectively, while stock share volume decreased 24% from the prior year. Total DARTs for cleared and execution-only customers, for the current year, decreased 9% to 1.9 million, compared to 2.1 million for the prior year. DARTs for cleared customers, i.e., customers for whom we execute trades, as well as clear and carry positions, for the current year, decreased 8% to 1.7 million, compared to 1.9 million for the prior year. Average commission per commissionable order for cleared customers, for the current year, increased 11% to $3.14, compared to $2.83 for the prior year, as our customers’ trading volume mix resulted in higher per order commissions across options, futures and stocks.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, minimum activity fees, and other fees and services charged to customers.

Other fees and services, for the current year increased $13 million, or 7%, compared to the prior year, to $197 million, driven by a $13 million increase in risk exposure fees as customers exhibited more risk-on behavior, and a $9 million increase in FDIC sweep fees due to higher benchmark interest rates and customer balances; partially offset by a $6 million decrease in market data fees and a $6 million decrease in payments for order flow.

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

Other income, for the current year, increased $96 million, compared to the prior year, to a loss of $11 million. This increase was mainly comprised of $52 million from our U.S. government securities portfolio which gained $8 million in the current year compared to a $44 million loss in the prior year, $20 million related to our currency diversification strategy, and $25 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”).

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

Net interest income (interest income less interest expense), for the current year, increased $1,126 million, or 68%, compared to the prior year, to $2,794 million. The increase in net interest income was driven by higher benchmark interest rates and customer credit balances.

Net interest income on customer balances, for the current year, increased $882 million, compared to the prior year, driven by an increase in the average federal funds effective rate to 5.02% from 1.68% in the prior year and a $5.9 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a meaningful portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies move above or below zero.

We earn income on securities loaned and borrowed to support customer long and short stock holdings in margin accounts.

A securities lending transaction generates (1) net interest earned on lending a security, which is based on supply and demand for that security, and (2) interest earned on the cash collateral deposited for the loan of that security, which is based on benchmark interest rates. Interest on this collateral is reported as net interest on segregated cash, since cash collateral from securities lending is held in specially-designated bank accounts for the benefit of customers, in accordance with U.S. customer protection rules. Generally, as benchmark interest rates rise, while the overall revenue generated from a securities lending transaction may not change, the portion derived from interest earned on the cash collateral, which is classified as net interest income on “Segregated cash and securities, net” increases, while the portion classified as “Securities borrowed and loaned, net” decreases.

In the current year, average securities borrowed balances increased 34%, to $5.3 billion, and average securities loaned balances decreased 6%, to $9.5 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current year, net interest earned from securities lending transactions decreased $137 million, or 33%, compared to the prior year. Despite generally lower demand for so-called “hard-to-borrow” stocks, we were able to capitalize on opportunities to lend certain high-rate stocks. However, as noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

Our Stock Yield Enhancement Program provides an opportunity for customers with fully-paid stock to allow us to lend it out. We pay customers a rebate on the cash collateral generally equal to 50% of a market-based rate for lending the shares. We place cash and/or U.S. Treasury securities as collateral securing the loans in the customer’s account, which is held in segregated accounts, or at an affiliate acting as collateral agent for the benefit of our customer.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions)

Average interest-earning assets
Segregated cash and securities	$59,582	$51,644	$40,328
Customer margin loans	41,229	43,402	45,681
Securities borrowed	5,315	3,961	3,677
Other interest-earning assets	10,114	9,000	7,029
FDIC sweeps [1,3]	3,003	2,229	2,663
	$119,243	$110,235	$99,376

Average interest-bearing liabilities
Customer credit balances	$96,081	$90,172	$79,297
Securities loaned	9,518	10,095	10,871
Other interest-bearing liabilities	1	4	109
	$105,600	$100,271	$90,277

Net Interest income
Segregated cash and securities, net	$2,791	$742	$(9)
Customer margin loans [2]	2,278	1,083	535
Securities borrowed and loaned, net	276	413	568
Customer credit balances, net [2]	(3,125)	(763)	33
Other net interest income [1,3]	600	207	36
Net interest income [3]	$2,820	$1,682	$1,163

Net interest margin ("NIM")	2.36%	1.53%	1.17%

Annualized Yields
Segregated cash and securities	4.68%	1.44%	-0.02%
Customer margin loans	5.53%	2.50%	1.17%
Customer credit balances	3.25%	0.85%	-0.04%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2023, 2022, and 2021, $19 million, $10 million and $15 million were reported in other fees and services, respectively. For the years ended December 31, 2023, 2022, and 2021, $7 million, $4 million and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, increased $202 million, or 19%, compared to the prior year, to $1,271 million, mainly due to a $73 million increase in employee compensation and benefits; a $62 million increase in execution, clearing and distribution fees; a $46 million increase in general and administrative expenses; a $9 million increase in occupancy, depreciation and amortization; and an $8 million increase in communications expenses. As a percentage of total net revenues, non-interest expenses were 29% for the current year and 35% for the prior year.

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

Execution, clearing and distribution fees, for the current year, increased $62 million, or 19%, compared to the prior year, to $386 million, primarily driven by a $60 million increase in exchange fees on higher customer trading volumes in options and futures, which carry higher fees, and an $8 million increase in clearing and depository fees; partially offset by a $6 million decrease in regulatory fees on lower fee rates. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for the current year and 11% for the prior year.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $73 million, or 16%, compared to the prior year, to $527 million, associated with a combination of staffing increases and inflation. The average number of employees increased 6% to 2,892 for the current year, compared to 2,721 for the prior year. We continued to add staff worldwide, primarily in software development and information technology services. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current year and 15% for the prior year. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 12% for the current year and 14% for the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, increased $9 million, or 10%, compared to the prior year, to $99 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current year and 3% for the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current year, increased $8 million, or 24%, compared to the prior year, to $41 million, mainly due to higher costs related to colocation sites and customer communications services. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, increased $46 million, or 28%, compared to the prior year, to $211 million, primarily due to the legal settlement with the SEC and CFTC of a regulatory investigation into the use of unapproved electronic messaging subject to record keeping requirements. As a percentage of total net revenues, general and administrative expenses were 5% for both the current year and the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us. Customer bad debt expense, for the current year increased $4 million, or 133%, compared to the prior year, to $7 million. The current year expense includes a $5 million credit loss on a loan not related to margin lending.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $101 million, or 65%, compared to the prior year, to $257 million, primarily due to (1) higher income before income taxes at our operating subsidiaries outside the U.S. and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.0% to 25.0%.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$3,069	$1,998	$1,787
IBG, Inc. stand-alone income before income taxes and eliminations	4	2	-
Operating subsidiaries income before income taxes	$3,065	$1,996	$1,787

Operating subsidiaries
Income before income taxes	$3,065	$1,996	$1,787
Income tax expense	115	69	76
Net income available to members	$2,950	$1,927	$1,711

IBG, Inc.
Average ownership percentage in IBG LLC	25.0%	24.0%	22.6%
Net income available to IBG, Inc. from operating subsidiaries	$737	$463	$383
IBG, Inc. stand-alone income before income taxes	5	4	-
Income before income taxes	742	467	383
Income tax expense	142	87	75
Net income available to common stockholders	$600	$380	$308

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$115	$69	$76
Income tax expense attributable to IBG, Inc.	142	87	75
Consolidated income tax expense	$257	$156	$151

Operating Results

Income before income taxes, for the current year, increased $1,071 million, or 54%, compared to the prior year, to $3,069 million. Pretax profit margin was 71% for the current year and 65% for the prior year.

Comparing our operating results for the current year to the prior year using non-GAAP financial measures, adjusted net revenues were $4,367 million, up 36%; adjusted income before income taxes was $3,101 million, up 45%; and adjusted pre-tax profit margin was 71% for the current year and 67% for the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2023, we held approximately 25.4% ownership interest in IBG LLC. Holdings holds approximately 74.6% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 25.0%, compared to approximately 24.0% for the prior year.

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

For a discussion of changes for the year ended December 31, 2022 compared to the Year Ended December 31, 2021 refer to the Annual Report on Form 10-K filed with the SEC on February 24, 2023.

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

•We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, and unusual bad debt expense.

•We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, unusual bad debt expense, and the remeasurement of certain deferred tax assets.

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

Unusual bad debt expense consists of a credit loss on a loan not related to margin lending.

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
___________________________

1 Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

Adjusted net revenues (in millions)
Net revenues - GAAP	$4,340	$3,067	$2,714
Non-GAAP adjustments
Currency diversification strategy, net	80	100	37
Mark-to-market on investments	(46)	52	30
Remeasurement of TRA liability	(7)	(6)	(1)
Total non-GAAP adjustments	27	146	66
Adjusted net revenues	$4,367	$3,213	$2,780

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$3,069	$1,998	$1,787
Non-GAAP adjustments
Currency diversification strategy, net	80	100	37
Mark-to-market on investments	(46)	52	30
Remeasurement of TRA liability	(7)	(6)	(1)
Bad debt expense	5	-	-
Total non-GAAP adjustments	32	146	66
Adjusted income before income taxes	$3,101	$2,144	$1,853

Adjusted pre-tax profit margin	71%	67%	67%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$600	$380	$308
Non-GAAP adjustments
Currency diversification strategy, net	20	24	8
Mark-to-market on investments	(12)	13	7
Remeasurement of TRA liability	(7)	(6)	(1)
Bad debt expense	1	-	-
Income tax effect of above adjustments [1]	(2)	(7)	(3)
Remeasurement of deferred income taxes	7	7	1
Total non-GAAP adjustments	8	30	12
Adjusted net income available for common stockholders	$608	$410	$320

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$5.67	$3.75	$3.24
Non-GAAP adjustments
Currency diversification strategy, net	0.19	0.24	0.09
Mark-to-market on investments	(0.11)	0.12	0.07
Remeasurement of TRA liability	(0.07)	(0.06)	(0.01)
Bad debt expense	0.01	0.00	0.00
Income tax effect of above adjustments [1]	(0.01)	(0.07)	(0.03)
Remeasurement of deferred income taxes	0.07	0.07	0.01
Total non-GAAP adjustments	0.08	0.30	0.13
Adjusted diluted EPS	$5.75	$4.05	$3.37

Diluted weighted average common shares outstanding	105,846,877	101,299,609	95,009,880

Note: Amounts may not add due to rounding.

_________________________

1 The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consist of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2023, total assets were $128.4 billion of which approximately $127.2 billion, or 99.0%, were considered liquid.

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

As of December 31, 2023, liability balances in connection with securities loaned, payable to customers and our short-term borrowings were higher than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2023 were $1,625 million ($1,394 million as of December 31, 2022). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of December 31, 2023, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 21% to $14.1 billion as of December 31, 2023, from $11.6 billion as of December 31, 2022. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2023.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions)
Net cash provided by operating activities	$4,544	$3,968	$5,896
Net cash used in investing activities	(52)	(67)	(188)
Net cash used in financing activities	(624)	(470)	(523)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	122	(111)	(97)
Increase in cash, cash equivalents, and restricted cash	$3,990	$3,320	$5,088

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

Year Ended December 31, 2023: Our cash, cash equivalents and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,990 million to $32.6 billion for the year ended December 31, 2023. We raised $4,544 million in net cash from operating activities mainly driven by customer credit balances which increased by $7.8 billion, securities loaned which increased $2.4 billion, and other receivables (primarily receivables from brokers, dealers and clearing organizations) which decreased $1.8 billion; partially offset by customer margin loans which increased $5.7 billion, securities segregated for regulatory purposes which increased $3.6 billion, and securities borrowed which increased $1.1 billion. We used net cash of $676 million in our investing and financing activities, primarily for distributions to noncontrolling interests, short-term borrowings, dividends paid to our common stockholders and payments made to Holdings under the Tax Receivable Agreement. Investing activities mainly consisted of distributions and proceeds from sales of other investments, and purchases of other investments and property, equipment and intangible assets.

Year Ended December 31, 2022:

For a discussion of changes in cash flows for the year ended December 31, 2022 refer to our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Year Ended December 31, 2021:

For a discussion of changes in cash flows for the year ended December 31, 2021 refer to our Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Senior Notes

In 2020, IBG LLC initiated a program to offer senior notes in private placements to certain qualified customers of IB LLC. IBG LLC intends to use the proceeds for general financing purposes when interest spread opportunities arise. The senior notes are offered at an issue price of $1 thousand per note at an interest rate calculated by adding the benchmark rate to a rate (spread) that IBG LLC announces from time to time. The benchmark rate is the effective federal funds rate as reported by the Federal Reserve Bank of New York on the morning of the date of the offering. The senior notes mature no later than the thirtieth day following the issuance date, and IBG LLC, at its option, may redeem the senior notes at any time, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest. During the year ended December 31, 2023, the Company did not issue any senior notes.

Regulatory Capital Requirements

As of December 31, 2023, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $49 million, $69 million and $77 million for the three years ended December 31, 2023, 2022, and 2021, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2023.

	Payments Due by Year
	Total	2024-2025	2026-2027	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$206	$39	$26	$141
Operating leases	160	62	41	57
Transition Tax liability (2)	33	33	-	-
Total contractual cash obligations	$399	$134	$67	$198

___________________________

(1)As of December 31, 2023, contractual amounts owed under the Tax Receivable Agreement of $206 million have been recorded in payable to affiliate in the consolidated financial statements, representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2023, approximately $268 million of cumulative cash payments have been made.

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

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the current year, inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of December 31, 2023, all of our U.S. government securities mature within three months. The impact of changes in interest rates is further described in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, and Zero Hash Holdings Ltd., a crypto-service provider, in which we have beneficial ownership interests of 6.2% and 31.6%, respectively.

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

As of December 31, 2023, there were no definitive agreements with respect to any material acquisition.

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

Because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs. The U.S. dollar value of the GLOBAL increased 0.41% as of December 31, 2023 compared to December 31, 2022. As of December 31, 2023, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2022				As of 12/31/2023
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.8%	$8,803	1.0000	0.720	75.5%	$10,619	-0.3%
EUR	0.09	1.0704	0.096	10.1%	1,178	1.1037	0.099	10.4%	1,465	0.3%
JPY	3.91	0.0076	0.030	3.1%	365	0.0071	0.028	2.9%	409	-0.2%
GBP	0.02	1.2099	0.024	2.5%	296	1.2731	0.025	2.7%	376	0.1%
CHF	0.02	1.0816	0.022	2.3%	265	1.1881	0.024	2.5%	350	0.2%
CNH	0.13	0.1445	0.019	2.0%	230	0.1404	0.018	1.9%	269	-0.1%
INR	1.10	0.0121	0.013	1.4%	163	0.0120	0.013	1.4%	195	0.0%
CAD	0.02	0.7385	0.011	1.2%	135	0.7549	0.011	1.2%	167	0.0%
AUD	0.02	0.6816	0.010	1.1%	125	0.6811	0.010	1.1%	151	0.0%
HKD	0.04	0.1281	0.004	0.5%	55	0.1281	0.004	0.5%	66	0.0%
			0.950	100.0%	$11,615		0.954	100.0%	$14,067	0.0%

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

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2023.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years, although given the current interest rate environment, at this time all such investments mature within three months. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars and most foreign currencies. At negative or near-

zero benchmark rates, such as during 2021, our interest sensitivity to rate increases is limited to the extent that a higher benchmark rate plus a spread may still be below the minimum charge.

Based on customer balances and investments outstanding as of December 31, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $18 million to $20 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of December 31, 2023, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $56 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $18 million to $20 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2023, we extended $44.5 billion in margin loans to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2023	2022	2023	2023

	(in millions)
Trading (1)
Equities and Currencies (2)	$10	$8	$9	$10
Trading Total	$10	$8	$9	$10

Non-Trading (1)
Equities and Currencies	$28	$26	$29	$30
Fixed Income, Other (3)	3	9	3	5
Non-Trading Total	$31	$35	$32	$35

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

The average and high VaR amounts are based on the four quarter ending calculations performed in 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income taxes — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company’s income tax expense, deferred tax assets and liabilities are based on enacted tax laws and reflects management's best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The Company has deferred tax assets and liabilities that arose from temporary differences between tax and financial statement recognition of underlying assets and liabilities. Determining income tax expense and deferred tax assets and liabilities requires significant management judgments and estimates.

We identified management’s calculation of income tax expense and deferred tax assets and liabilities as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in a multitude of jurisdictions across the Company’s global operations, and its estimate of the associated tax expense and deferred tax assets and liabilities, required a high degree of auditor judgment and increased effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to income tax expense and deferred tax assets and liabilities included, among others, the following which were performed with the assistance of our income tax specialists:

-Testing the operating effectiveness of controls over income tax balances and deferred tax assets and liabilities.

-Evaluating the Company’s income tax expense calculation, including testing the appropriateness of income tax rates applied and of income allocations among the taxing jurisdictions, and the mathematical accuracy of the calculation.

-Evaluating the Company’s analyses supporting its conclusions as to the recognition and measurement of deferred tax assets and liabilities.

-Evaluating management’s assessment of the Company’s ability to utilize the net deferred tax assets in future years.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2024

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$3,753	$3,436
Cash - segregated for regulatory purposes	28,840	25,167
Securities - segregated for regulatory purposes	35,386	31,781
Securities borrowed	5,835	4,749
Securities purchased under agreements to resell	5,504	6,029
Financial instruments owned, at fair value
Financial instruments owned	1,422	396
Financial instruments owned and pledged as collateral	66	89
Total financial instruments owned, at fair value	1,488	485
Receivables
Customers, less allowance for credit losses of $10 and $10 as of December 31, 2023 and 2022	44,472	38,760
Brokers, dealers, and clearing organizations	1,643	3,469
Interest	375	341
Total receivables	46,490	42,570
Other assets	1,127	926
Total assets	$128,423	$115,143
Liabilities and equity
Short-term borrowings	$17	$18
Securities loaned	11,347	8,940
Financial instruments sold, but not yet purchased, at fair value	193	146
Payables
Customers	101,012	93,195
Brokers, dealers, and clearing organizations	590	291
Affiliate	210	214
Accounts payable, accrued expenses and other liabilities	676	531
Interest	311	193
Total payables	102,799	94,424
Total liabilities	114,356	103,528
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 107,178,928 and 103,057,148 shares, Outstanding – 107,045,894 and 102,887,728 shares as of December 31, 2023 and 2022	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2023 and 2022	—	—
Additional paid-in capital	1,726	1,581
Retained earnings	1,852	1,294
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2023 and 2022	8	(22)
Treasury stock, at cost, 133,034 and 169,420 shares as of December 31, 2023 and 2022	(3)	(6)
Total stockholders’ equity	3,584	2,848
Noncontrolling interests	10,483	8,767
Total equity	14,067	11,615
Total liabilities and equity	$128,423	$115,143

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2023	2022	2021
Revenues
Commissions	$1,360	$1,322	$1,350
Other fees and services	197	184	218
Other income (loss)	(11)	(107)	(2)
Total non-interest income	1,546	1,399	1,566

Interest income	6,230	2,686	1,372
Interest expense	(3,436)	(1,018)	(224)
Total net interest income	2,794	1,668	1,148
Total net revenues	4,340	3,067	2,714

Non-interest expenses
Execution, clearing and distribution fees	386	324	236
Employee compensation and benefits	527	454	399
Occupancy, depreciation and amortization	99	90	80
Communications	41	33	33
General and administrative	211	165	176
Customer bad debt	7	3	3
Total non-interest expenses	1,271	1,069	927
Income before income taxes	3,069	1,998	1,787
Income tax expense	257	156	151
Net income	2,812	1,842	1,636
Less net income attributable to noncontrolling interests	2,212	1,462	1,328
Net income available for common stockholders	$600	$380	$308

Earnings per share
Basic	$5.72	$3.78	$3.27
Diluted	$5.67	$3.75	$3.24
Weighted average common shares outstanding
Basic	104,965,050	100,460,016	94,167,572
Diluted	105,846,877	101,299,609	95,009,880

Comprehensive income
Net income available for common stockholders	$600	$380	$308
Other comprehensive income
Cumulative translation adjustment, before income taxes	30	(26)	(22)
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	30	(26)	(22)
Comprehensive income available for common stockholders	$630	$354	$286

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$2,212	$1,462	$1,328
Other comprehensive income - cumulative translation adjustment	92	(85)	(75)
Comprehensive income attributable to noncontrolling interests	$2,304	$1,377	$1,253

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$2,812	$1,842	$1,636
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	30	20	23
Depreciation and amortization	65	58	50
Amortization of right-of-use assets	29	26	24
Employee stock plan compensation	100	92	80
Unrealized (gains) losses on other investments, net	(14)	8	9
Gain on remeasurement of Tax Receivable Agreement liability	(7)	(6)	(1)
Bad debt expense	7	3	3
Impairment loss	—	1	—
Shares distributed to customers under IBKR Promotions	12	9	9
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(3,605)	(16,660)	12,700
Securities borrowed	(1,086)	(837)	1,044
Securities purchased under agreements to resell	525	(1,649)	(3,588)
Financial instruments owned, at fair value	(1,033)	189	(32)
Receivables from customers	(5,719)	16,172	(15,605)
Other receivables	1,792	88	(2,540)
Other assets	(103)	35	(198)
Securities loaned	2,407	(2,829)	1,931
Financial instruments sold, but not yet purchased, at fair value	47	(36)	29
Payable to customers	7,817	7,561	9,754
Other payables	468	(119)	568
Net cash provided by operating activities	4,544	3,968	5,896
Cash flows from investing activities
Purchases of other investments	(26)	(5)	(116)
Distributions received and proceeds from sales of other investments	23	7	5
Purchase of property, equipment and intangible assets	(49)	(69)	(77)
Net cash used in investing activities	(52)	(67)	(188)
Cash flows from financing activities
Short-term borrowings, net	(1)	(9)	4
Dividends paid to stockholders	(42)	(40)	(38)
Distributions to noncontrolling interests	(556)	(404)	(374)
Repurchases of common stock for employee tax withholdings	(34)	(20)	(27)
Proceeds from the sale of treasury stock	34	23	26
Issuances of senior notes	—	—	1,428
Redemptions of senior notes	—	—	(1,524)
Payments made under the Tax Receivable Agreement	(25)	(20)	(18)
Net cash used in financing activities	(624)	(470)	(523)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	122	(111)	(97)
Net increase in cash, cash equivalents and restricted cash	3,990	3,320	5,088
Cash, cash equivalents and restricted cash at beginning of period	28,603	25,283	20,195
Cash, cash equivalents and restricted cash at end of period	$32,593	$28,603	$25,283
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,753	3,436	2,395
Cash segregated for regulatory purposes	28,840	25,167	22,888
Cash, cash equivalents and restricted cash at end of period	$32,593	$28,603	$25,283
Supplemental disclosures of cash flow information
Cash paid for interest	$3,317	$833	$222
Cash paid for taxes, net	$228	$148	$114
Cash paid for amounts included in lease liabilities	$35	$32	$24
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$229	$192	$376
Redemption of member interests from IBG Holdings LLC	$(229)	$(192)	$(376)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$33	$27	$25
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(33)	$(27)	$(25)
Non-cash distributions to noncontrolling interests	$—	$(1)	$(3)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2023, 2022, and 2021

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	90,909,889	$1	$1,244	$(3)	$683	$26	$1,951	$7,052	$9,003
Issuance of common stock in follow-on offering	6,079,542		145				145	(145)	—
Common stock distributed pursuant to stock incentive plans	1,220,141						—		—
Issuance of common stock - IBKR Promotion	150,000		3	(11)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			18				18	62	80
Deferred tax benefit retained - follow-on offering			7				7		7
Repurchases of common stock for employee tax withholdings under stock incentive plans				(27)			(27)		(27)
Sales of treasury stock				27			27	(1)	26
Dividends paid to stockholders - $0.10 per share					(38)		(38)		(38)
Distributions from IBG LLC to noncontrolling interests							—	(377)	(377)
Adjustments for changes in proportionate ownership in IBG LLC			25				25	(25)	—
Comprehensive income					308	(22)	286	1,253	1,539
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock in follow-on offering	3,271,390		84				84	(84)	—
Common stock distributed pursuant to stock incentive plans	1,276,186						—		—
Issuance of common stock - IBKR Promotion	150,000		2	(10)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			23				23	69	92
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(40)		(40)		(40)
Distributions from IBG LLC to noncontrolling interests							—	(405)	(405)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					380	(26)	354	1,377	1,731
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615
Issuance of common stock in follow-on offering	2,632,748		81				81	(81)	—
Common stock distributed pursuant to stock incentive plans	1,389,032						—		—
Issuance of common stock - IBKR Promotion	100,000		2	(8)			(6)	6	—
Net distribution of common stock - IBKR Promotion				11			11	1	12
Compensation for stock grants vesting in the future			25				25	75	100
Deferred tax benefit retained - follow-on offering			4				4		4
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)		(34)
Sales of treasury stock				34			34		34
Dividends paid to stockholders - $0.10 per share					(42)		(42)		(42)
Distributions from IBG LLC to noncontrolling interests							—	(556)	(556)
Adjustments for changes in proportionate ownership in IBG LLC			33				33	(33)	—
Comprehensive income					600	30	630	2,304	2,934
Balance, December 31, 2023	107,178,928	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2023, the Company had 2,932 employees worldwide.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of December 31, 2023, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2023	2022

	(in millions)

U.S. and foreign government securities	$5,684	$4,641
Municipal securities	70	82
Securities purchased under agreements to resell [1]	29,632	27,058
	$35,386	$31,781

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2023	2022

	(in millions)

Equity method investments [1]	$142	$121
Investments in equity securities at adjusted cost [2]	22	16
Investments in equity securities at fair value [2]	44	34
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$210	$173

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of less than one year to thirteen years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Even though the Company is not responsible for the safeguarding of crypto-assets at the CSPs, its customers’ crypto-assets held at the CSPs are deemed to be in scope of SAB 121.

As of December 31, 2023, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “accounts payable, accrued expenses and other liabilities” and “other assets,” respectively, in the consolidated statements of financial condition, was $172 million ($80 million as of December 31, 2022), which consisted of $120 million of Bitcoin, $50 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our consolidated statements of comprehensive income unless a loss event is identified. As of December 31, 2023, no loss events were identified.

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

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), minimum activity fees, and other fees and services charged to customers. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to also implement similar legislation with varying effective dates. The Company is continuing to evaluate the potential impact of the EU’s Pillar Two Directive and similar legislations adopted by other countries on its future results of operations, financial condition and cash flows.

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

Standards Adopted During 2023

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

•Effective date: January 1, 2023. •The changes did not have a material impact on the Company’s consolidated financial statements.

FASB Standards issued but not adopted as of December 31, 2023

Standard	Summary of guidance	Effect on financial statements
Segment Reporting (Topic 280) Issued November 2023

•Requires public entities with a single reportable segment to provide all new and existing segment disclosures required by FASB ASC Topic 280, “Segment Reporting”.

•Requires public entities to disclose significant segment expenses that are regularly reported to the chief operating decision maker (“CODM”) and included within each measure of segment profit or loss, as well as the title and position of the CODM and an explanation on how the CODM uses segment profit and loss in assessing segment performance.

•Effective date: January 1, 2024 and for interim periods effective January 1, 2025. •The Company is currently assessing the impact to its consolidated financial statements.

Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60) Issued December 2023

•Requires companies to subsequently measure crypto assets that meet certain criteria at fair value with changes recognized in net income.

•Requires companies to disclose the name, cost basis, fair value, and number of units for each significant crypto asset holding and the aggregate fair values and cost basis of the crypto asset holdings that are not individually significant.

•Requires companies to disclose a roll forward, in the aggregate, of activity for crypto asset holdings, including additions dispositions, gains, and losses.

•Effective date: January 1, 2025. •The changes are not expected to have a material impact on the Company’s consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Standard	Summary of guidance	Summary of guidance
Income Taxes (Topic 740) Issued December 2023

•Requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold.

•Requires companies to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid.

•Requires companies to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.

•Effective date: January 1, 2025. •The Company is currently assessing the impact to its consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2023.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	107,049,483	313,976,354	421,025,837

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of December 31, 2023 and 2022, 1,000,000,000 shares of Class A common stock were authorized, of which 107,178,928 and 103,057,148 shares have been issued; and 107,045,894 and 102,887,728 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of December 31, 2023 and 2022. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of December 31, 2023 and 2022.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in other assets in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2023 and 2022, the unamortized balance of these deferred tax assets was $197 million and $193 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2023 were $682 million, $580 million and $102 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $268 million through December 31, 2023 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2022, IBG, Inc. issued 37,478,697 shares of common stock (with a fair value of $1.7 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 27, 2023, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 2,632,748 shares of common stock (with a fair value of $229 million) in exchange for an equivalent number of shares of member interests in IBG LLC.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through 2023, the Company issued 420,000 shares and an additional 50,000 shares in January 2024 to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 25.4%, with Holdings owning the remaining 74.6% as of December 31, 2023. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.3% as of December 31, 2023.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2023	2022	2021

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$600	$380	$308
Weighted average shares of common stock outstanding
Class A	104,964,950	100,459,916	94,167,472
Class B	100	100	100
	104,965,050	100,460,016	94,167,572
Basic earnings per share	$5.72	$3.78	$3.27

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2023	2022	2021

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$600	$380	$308
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	104,964,950	100,459,916	94,167,472
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	881,827	839,593	842,308
Class B	100	100	100
	105,846,877	101,299,609	95,009,880
Diluted earnings per share	$5.67	$3.75	$3.24

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2023, 2022, and 2021, IBG LLC made distributions totaling $741 million, $533 million and $489 million to its members, of which IBG, Inc.’s proportionate share was $185 million, $128 million and $112 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $42 million, $40 million and $38 million during 2023, 2022, and 2021, respectively.

On January 16, 2024, the Company declared a cash dividend of $0.10 per common share, payable on March 14, 2024 to stockholders of record as of March 1, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$630	$354	$286

Earnings per share on comprehensive income
Basic	$6.00	$3.53	$3.04
Diluted	$5.95	$3.50	$3.01
Weighted average common shares outstanding
Basic	104,965,050	100,460,016	94,167,572
Diluted	105,846,877	101,299,609	95,009,880

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

	Financial Assets at Fair Value as of December 31, 2023

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,684	$—	$—	$5,684
Municipal securities	—	70	—	70
Total securities segregated for regulatory purposes	5,684	70	—	5,754

Financial instruments owned, at fair value
Stocks	1,023	—	—	1,023
Options	354	—	—	354
U.S. and foreign government securities	39	—	—	39
Precious metals	—	12	—	12
Currency forward contracts	—	60	—	60
Total financial instruments owned, at fair value	1,416	72	—	1,488

Other assets
Customer-held fractional shares	144	—	—	144
Crypto-asset safeguarding asset	—	172	—	172
Other investments in equity securities	44	—	—	44
Total other assets	188	172	—	360
Total financial assets at fair value	$7,288	$314	$—	$7,602

	Financial Liabilities at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$77	$—	$—	$77
Options	104	—	—	104
Precious metals	—	7	—	7
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	181	12	—	193

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	144	—	—	144
Crypto-asset safeguarding liability	—	172	—	172
Total accounts payable, accrued expenses and other liabilities	144	172	—	316
Total financial liabilities at fair value	$325	$184	$—	$509

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$4,641	$—	$—	$4,641
Municipal securities	—	82	—	82
Total securities segregated for regulatory purposes	4,641	82	—	4,723

Financial instruments owned, at fair value
Stocks	380	—	—	380
Options	31	—	—	31
U.S. and foreign government securities	35	—	—	35
Precious metals	—	9	—	9
Currency forward contracts	—	30	—	30
Total financial instruments owned, at fair value	446	39	—	485

Other assets
Customer-held fractional shares	91	—	—	91
Crypto-asset safeguarding asset	—	80	—	80
Other investments in equity securities	34	—	—	34
Total other assets	125	80	—	205
Total financial assets at fair value	$5,212	$201	$—	$5,413

	Financial Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$121	$—	$—	$121
Options	16	—	—	16
Precious metals	—	7	—	7
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	137	9	—	146

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	91	—	—	91
Crypto-asset safeguarding liability	—	80	—	80
Total accounts payable, accrued expenses and other liabilities	91	80	—	171
Total financial liabilities at fair value	$228	$89	$—	$317

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the year ended December 31, 2023.

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

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,753	$3,753	$3,753	$—	$—
Cash - segregated for regulatory purposes	28,840	28,840	28,840	—	—
Securities - segregated for regulatory purposes	29,632	29,632	—	29,632	—
Securities borrowed	5,835	5,835	—	5,835	—
Securities purchased under agreements to resell	5,504	5,504	—	5,504	—
Receivables from customers	44,472	44,472	—	44,472	—
Receivables from brokers, dealers and clearing organizations	1,643	1,643	—	1,643	—
Interest receivable	375	375	—	375	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$120,076	$120,077	$32,593	$87,463	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	11,347	11,347	—	11,347	—
Payables to customers	101,012	101,012	—	101,012	—
Payables to brokers, dealers and clearing organizations	590	590	—	590	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$113,277	$113,277	$—	$113,277	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,436	$3,436	$3,436	$—	$—
Cash - segregated for regulatory purposes	25,167	25,167	25,167	—	—
Securities - segregated for regulatory purposes	27,058	27,058	—	27,058	—
Securities borrowed	4,749	4,749	—	4,749	—
Securities purchased under agreements to resell	6,029	6,029	—	6,029	—
Receivables from customers	38,760	38,760	—	38,760	—
Receivables from brokers, dealers and clearing organizations	3,469	3,469	—	3,469	—
Interest receivable	341	341	—	341	—
Other assets	17	18	—	2	16
Total financial assets, not measured at fair value	$109,026	$109,027	$28,603	$80,408	$16

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	8,940	8,940	—	8,940	—
Payables to customers	93,195	93,195	—	93,195	—
Payables to brokers, dealers and clearing organizations	291	291	—	291	—
Interest payable	193	193	—	193	—
Total financial liabilities, not measured at fair value	$102,637	$102,637	$—	$102,637	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	December 31, 2023
	Gross	Amounts		Net Amounts	Amounts Not
	Amounts	Offset in the		Presented in the	Offset in the
	of Financial	Consolidated		Consolidated	Consolidated Statement
	Assets and	Statement of		Statement of	of Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$29,632 [1]	$—		$29,632	$(29,632)	$—
Securities borrowed	5,835	—		5,835	(5,618)	217
Securities purchased under agreements to resell	5,504	—		5,504	(5,504)	—
Financial instruments owned, at fair value
Options	354	—		354	(104)	250
Currency forward contracts	60	—		60	—	60
Total	$41,385	$—		$41,385	$(40,858)	$527

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,347	$—	$11,347	$(10,443)	$904
Financial instruments sold, but not yet purchased, at fair value
Options	104	—	104	(104)	—
Currency forward contracts	5	—	5	—	5
Total	$11,456	$—	$11,456	$(10,547)	$909

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2022
	Gross	Amounts		Net Amounts	Amounts Not
	Amounts	Offset in the		Presented in the	Offset in the
	of Financial	Consolidated		Consolidated	Consolidated Statement
	Assets and	Statement of		Statement of	of Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$27,058 [1]	$—		$27,058	$(27,058)	$—
Securities borrowed	4,749	—		4,749	(4,597)	152
Securities purchased under agreements to resell	6,029	—		6,029	(6,029)	—
Financial instruments owned, at fair value
Options	31	—		31	(16)	15
Currency forward contracts	30	—		30	—	30
Total	$37,897	$—		$37,897	$(37,700)	$197

	(in millions)
Offsetting of financial liabilities
Securities loaned	$8,940	$—	$8,940	$(8,260)	$680
Financial instruments sold, but not yet purchased, at fair value
Options	16	—	16	(16)	—
Currency forward contracts	2	—	2	—	2
Total	$8,958	$—	$8,958	$(8,276)	$682

___________________________

(1)As of December 31, 2023 and 2022, the Company had $29.6 billion and $27.1 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2023 and 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,306	$—	$—	$—	$11,306
Corporate bonds	41	—	—	—	41
Foreign government securities	—	—	—	—	—
Total securities loaned	$11,347	$—	$—	$—	$11,347

	December 31, 2022
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$8,837	$—	$—	$—	$8,837
Corporate bonds	101	—	—	—	101
Foreign government securities	2	—	—	—	2
Total securities loaned	$8,940	$—	$—	$—	$8,940

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2023 and 2022, approximately $44.5 billion and $38.8 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2023		December 31, 2022
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$97,210	$8,437	$62,689	$7,055
Securities purchased under agreements to resell transactions [1]	35,198	34,825	33,208	31,108
Customer margin assets	54,847	17,234	42,222	17,008
	$187,255	$60,496	$138,119	$55,171

___________________________

(1)As of December 31, 2023, $29.6 billion or 85% (as of December 31, 2022, $27.1 billion or 87%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2023 and 2022, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2023	2022

	(in millions)

Stocks	$28	$54
U.S. and foreign government securities	38	35
	$66	$89

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

•FDIC sweep fees are earned from the banks that participate in the Company’s Insured Bank Deposit Sweep Program with respect to the Company’s customers’ funds deposited with each participating bank. The Company recognizes revenue daily as the performance obligation is satisfied when customer funds are swept to their FDIC insured accounts with the participating banks.

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

The Company also earns revenues from other services, including order cancelation or modification fees, position transfer fees, telecommunications fees, and withdrawal fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions)

Geographic location [1]
United States	$968	$931	$951
International	589	575	617
	$1,557	$1,506	$1,568

Major types of services
Commissions	$1,360	$1,322	$1,350
Market data fees [2]	70	76	78
Risk exposure fees [2]	46	33	38
Payments for order flow [2]	31	37	40
FDIC sweep fees[2]	19	10	6
Minimum activity fees [2]	4	3	18
Other [2]	27	25	38
	$1,557	$1,506	$1,568

___________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in other fees and services in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $26 million and $17 million, as of December 31, 2023 and 2022, respectively, are reported in other assets in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets, if any, are reported in other assets in the consolidated statements of financial condition. As of December 31, 2023 and 2022, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities, if any, are reported in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2023 and 2022, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions)

Principal transactions	$48	$(16)	$22
Gains (losses) from currency diversification strategy, net	(80)	(100)	(37)
Other, net	21	9	13
	$(11)	$(107)	$(2)

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in employee compensation and benefits expenses in the consolidated statements of comprehensive income were $7 million, $6 million and $5 million of plan contributions for the years ended December 31, 2023, 2022, and 2021, respectively.

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Organizational Structure” in Part I, Item I of this Annual Report on Form 10-K, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 39,025 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	28,247,286		$758
December 31, 2021	1,084,773		84
April 25, 2022	180,889	[1]	12
December 31, 2022	1,248,105	[2]	91
December 31, 2023	1,256,870		102
Total awards granted since inception	32,017,923		$1,047

___________________________

(1)On April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the year ended December 31, 2023.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $100 million, $92 million and $80 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of December 31, 2023 are $42 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and
	Incentive Plan		were Distributed
	Units		($ millions) [1]
Balance, December 31, 2020	4,974,355
Granted	1,084,773
Canceled	(55,177)
Distributed	(1,220,141)		$85
Balance, December 31, 2021	4,783,810
Granted	1,428,994	[2]
Canceled	(179,856)
Distributed	(1,276,186)		$67
Balance, December 31, 2022	4,756,761
Granted	1,256,870
Canceled	(20,480)
Distributed	(1,389,032)		$108
Balance, December 31, 2023	4,604,119

___________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2022 was adjusted by 3,722 additional restricted stock units during the year ended December 31, 2023.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through December 31, 2023, a total of 1,320,900 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three years ended December 31, 2023, 2022, and 2021 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021

	(in millions)
Current
Federal	$104	$59	$62
State and local	14	8	8
Foreign	109	69	58
Total current	227	136	128
Deferred
Federal	27	21	15
State and local	4	4	4
Foreign	(1)	(5)	4
Total deferred	30	20	23
	$257	$156	$151

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the periods indicated.

	Year-Ended December 31,
	2023	2022	2021
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
State, local and foreign taxes, net of federal benefit	2.5%	2.1%	3.0%
Subtotal	23.5%	23.1%	24.0%
Less: rate attributable to noncontrolling interests	(15.1%)	(15.3%)	(15.6%)
Total	8.4%	7.8%	8.4%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2023	2022	2021

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$197	$193	$209
Deferred compensation	17	14	11
Other	31	34	22
Total deferred tax assets	245	241	242
Deferred tax liabilities
Foreign	4	2	1
Other	10	7	11
Total deferred tax liabilities	14	9	12
Net deferred tax assets	$231	$232	$230

As of and for the years ended December 31, 2023 and 2022, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2023, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2012.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2023, accumulated earnings held by non-U.S. subsidiaries totaled $2.7 billion (as of December 31, 2022 $1.9 billion), of which $2.4 billion of such earnings are indefinitely reinvested abroad due to regulatory and other capital requirements in foreign jurisdictions. As a result, the Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on Internal Revenue Code (“IRC”) Section 986 gains/losses on previously taxed earnings and any local foreign withholding taxes associated with the repatriation of such earnings. If the Company were to record a deferred tax liability due to a hypothetical repatriation of such earnings, the estimated amount of such taxes would be up to $16 million of foreign withholding taxes as of December 31, 2023.

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

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of December 31, 2023, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.73%. For the year ended December 31, 2023, right-of-use assets obtained under new operating leases were $28 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	December 31,
	2023	2022

	(in millions)

Right-of-use assets [1]	$120	$119
Lease liabilities [1]	$143	$140

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

	Year-Ended December 31,
	2023	2022	2021

	(in millions)

Operating lease cost	$35	$32	$28
Variable lease cost	6	4	5
Total lease cost	$41	$36	$33

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2023
(in millions)
2024	$34
2025	28
2026	23
2027	18
2028	17
Thereafter	40
Total undiscounted operating lease payments	160
Less: imputed interest	(17)
Present value of operating lease liabilities	$143

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

	December 31,
	2023	2022

	(in millions)
Leasehold improvements	$56	$51
Computer equipment	90	84
Office furniture and equipment	15	16
	161	151
Less - accumulated depreciation and amortization	(80)	(58)
Property and equipment, net	81	93

Internally developed software	84	87
Other intangible assets	4	4
Less - accumulated amortization	(45)	(43)
Intangible assets, net	43	48
Total property, equipment, and intangible assets, net	$124	$141

Depreciation and amortization of $65 million, $58 million and $50 million, for the three years ended December 31, 2023, 2022, and 2021, respectively, is included in occupancy, depreciation and amortization expenses in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2023 is expected to be approximately $24 million, $15 million, and $4 million, for years ended December 31, 2024, 2025, and 2026, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2023 and 2022, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

Trading Technologies Matter

As previously disclosed, on February 3, 2010, Trading Technologies International, Inc. (“Trading Technologies”) filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), against IBG LLC and IB LLC (the “Defendants”). The complaint, as amended, alleged that the Defendants infringed twelve U.S. patents held by Trading Technologies, and sought damages and injunctive relief.

After proceedings before the United States Patent and Trademark Office Patent Trial Appeal Board, and review by the United States Court of Appeals for the Federal Circuit, all but four patents were found to be invalid. In June 2021, the District Court found two of the remaining four patents to be invalid, and trial on the two remaining patents began on August 6, 2021. On September 7, 2021, the jury rendered its verdict, finding that the Defendants infringed the two patents and awarding $6.6 million in damages to Trading Technologies, while rejecting Trading Technologies’ claims of willful infringement and request for damages of at least $962.4 million. On January 11, 2022, the District Court awarded Trading Technologies pre-judgment interest of $2.1 million and post-judgment interest, and on March 31, 2022, granted Trading Technologies’ bill of costs of $490,232.

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. The parties are awaiting the Federal Circuit’s decision.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, without leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but vacated and remanded back to the District Court plaintiff’s claims for negligence. The Company’s motion to dismiss plaintiff’s subsequent second amended complaint was denied on September 30, 2019. On July 14, 2022, after obtaining leave to amend his complaint, the plaintiff filed a third amended complaint. The Company’s answer and counterclaim were filed on July 26, 2022.

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2025. IB LLC and the related defendants continue to believe that the plaintiff’s claims are deficient and intend to continue to defend themselves vigorously and, consistent with past practice, may pursue any potential claims for counsel fees and expenses incurred in defending the case.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Regulatory Matters

On September 29, 2023, IB LLC and Interactive Brokers Corp. (“IB Corp.”) entered into settlements with the SEC and CFTC to resolve investigations into compliance with records preservation requirements relating to business communications sent over electronic messaging channels that IB LLC and IB Corp. had not approved. Under the terms of the settlements, IB LLC and IB Corp. together paid $35 million to the SEC and $20 million to the CFTC, and agreed to cease and desist from further violations of certain records preservation requirements. As required by the settlements, IB LLC and IB Corp. have also engaged an independent compliance consultant and are implementing additional enhancements to their related compliance policies and procedures. As has been publicly reported, the SEC and CFTC have settled a number of similar investigations of other financial services firms, and are still in the process of conducting other similar investigations.

IB LLC has identified a number of issues dating back to 2016 related to the Company’s compliance with sanctions regulations, predominantly transactions engaged in from countries or by entities prohibited by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. The Company has made voluntary self-disclosures to OFAC, has received additional inquiries from OFAC related to the Company’s sanctions compliance program, and is cooperating with the investigation. The Company cannot currently predict when OFAC’s investigation will conclude or the exact amount of any potential civil money penalty. The Company believes that, in addition to its voluntary self-disclosures and continued cooperation with OFAC, the significant investment in and improvements to the Company’s Anti-Money Laundering and Sanctions programs over the past five years will be considered as mitigating factors with respect to the matter, and that any monetary fines or restrictions will not be material to the Company’s financial results.

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

	Year-Ended December 31,
	2023	2022	2021

	(in millions)

Net revenues
United States	$3,028	$2,115	$1,881
International	1,312	952	833
Total net revenues	$4,340	$3,067	$2,714
Income before income taxes
United States	$2,316	$1,546	$1,474
International	753	452	313
Total income before income taxes	$3,069	$1,998	$1,787

16.  Regulatory Requirements

As of December 31, 2023, aggregate excess regulatory capital for all operating subsidiaries was $10.2 billion.

IB LLC, IBKRSS and IB Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Canadian Investment Regulatory Organization risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBCE is subject to the Hungarian National Bank financial resource requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2023.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$7,319	$823	$6,496
IBHK	1,265	223	1,042
IBIE	685	189	496
Other regulated operating subsidiaries	2,333	142	2,191
	$11,602	$1,377	$10,225

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2023, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

17.  Related Party Transactions

Receivable from affiliate, reported in other assets in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the consolidated statements of financial condition as of December 31, 2023 and 2022 were accounts receivable from directors, officers and their affiliates of $6 million and $17 million, respectively, and payables of $985 million and $1,208 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

The carrying value of the senior notes approximates fair value since the notes are short-term in nature. During the years ended December 31, 2023 and 2022, the Company did not issue any senior notes. As of December 31, 2023 and 2022, there were no senior notes outstanding. Interest expense on the senior notes for the year ended December 31, 2023, 2022, and 2021 was $0, and $0 and $1 million, respectively.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, that is designed to promote compliance with insider trading laws, rules and regulations.

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

10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.5 to Form 10-Q for the Quarterly Period Ended June 30, 2023 filed by the Company on August 7, 2023)**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
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

19.1	Insider Trading Policies and Procedures.
21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Extension Calculation Linkbase*
101.DEF	XBRL Extension Definition Linkbase*
101.LAB	XBRL Extension Label Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

___________________________

**   Previously filed; incorporated herein by reference.

+     These exhibits relate to management contracts or compensatory plans or arrangements.

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2023, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEMS. 15 (a)(1) and 15 (a)(2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

ITEM 16. 10-K SUMMARY

None.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$6	$1
Investments in subsidiaries, equity basis	3,571	2,845
Other assets	230	231
Total assets	$3,807	$3,077
Liabilities and Equity
Liabilities:
Payable to affiliates	$209	$214
Accrued expenses and other liabilities	14	15
	223	229
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 107,178,928 and 103,057,148 shares, Outstanding – 107,045,994 and 102,887,728 shares as of December 31, 2023 and 2022	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2023 and 2022	—	—
Additional paid-in capital	1,726	1,581
Retained earnings	1,852	1,294
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2023 and 2022	8	(22)
Treasury stock, at cost, 133,034 and 169,420 shares as of December 31, 2023 and 2022	(3)	(6)
Total equity	3,584	2,848
Total liabilities and equity	$3,807	$3,077

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year-Ended December 31,
(in millions)	2023	2022	2021
Income (loss) before income from subsidiaries	$5	$4	$—
Undistributed gains of subsidiaries, net	737	463	383
Income tax expense	142	87	75
Net income	$600	$380	$308

Net income available for common stockholders	$600	$380	$308
Cumulative translation adjustment, net of tax	30	(26)	(22)
Comprehensive income available for common stockholders	$630	$354	$286

See accompanying notes to the condensed financial statements.

INTERACTIVE BROKERS GROUP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year-Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$600	$380	$308
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(737)	(463)	(383)
Deferred income taxes	34	28	18
(Gain) loss on remeasurement of Tax Receivable Agreement liability	(7)	(6)	(1)
Changes in operating assets and liabilities	(33)	20	21
Net cash used in operating activities	(143)	(41)	(37)
Cash flows provided by investing activities	185	127	111
Cash flows used in financing activities	(67)	(59)	(56)
Effect of exchange rate changes on cash and cash equivalents	30	(26)	(22)
Net increase in cash and cash equivalents	5	1	(4)
Cash and cash equivalents at beginning of period	1	—	4
Cash and cash equivalents at end of period	$6	$1	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$2	$1	$1
Cash paid for taxes, net	$111	$67	$57

Non-cash investing activities:
Non-cash distributions from subsidiaries	$—	$1	$1

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

2.   Related Party Transactions

As of December 31, 2023 and 2022, receivables from affiliates were immaterial. Dividends received from IBG LLC for the three years ended December 31, 2023, 2022, and 2021, were $185 million, $128 million and $112 million, respectively.

As of December 31, 2023 and 2022, respectively, payable to affiliates of $210 million and $214 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

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

Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 26, 2024

/s/ Earl H. Nemser Earl H. Nemser	Vice Chairman of the Board of Directors	February 26, 2024

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2024

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 26, 2024

/s/ NICOLE YUEN Nicole Yuen	Director	February 26, 2024