Form 10-Q
period 2024-03-31
Interactive Brokers Group, Inc.
filed 2024-05-06
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 OR

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

As of May 3, 2024, there were 107,109,763 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$4,063	$3,753
Cash - segregated for regulatory purposes	29,961	28,840
Securities - segregated for regulatory purposes	29,292	35,386
Securities borrowed	6,362	5,835
Securities purchased under agreements to resell	6,674	5,504
Financial instruments owned, at fair value
Financial instruments owned	1,050	1,422
Financial instruments owned and pledged as collateral	62	66
Total financial instruments owned, at fair value	1,112	1,488
Receivables
Customers, less allowance for credit losses of $14 and $10 as of March 31, 2024 and December 31, 2023	51,395	44,472
Brokers, dealers, and clearing organizations	1,684	1,643
Interest	437	375
Total receivables	53,516	46,490
Other assets	1,258	1,127
Total assets	$132,238	$128,423
Liabilities and equity
Short-term borrowings	$14	$17
Securities loaned	14,216	11,347
Financial instruments sold, but not yet purchased, at fair value	236	193
Payables
Customers	101,197	101,012
Brokers, dealers, and clearing organizations	561	590
Affiliate	206	210
Accounts payable, accrued expenses and other liabilities	830	676
Interest	319	311
Total payables	103,113	102,799
Total liabilities	117,579	114,356
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 107,228,928 and 107,178,928 shares, Outstanding – 107,094,094 and 107,045,894 shares as of March 31, 2024 and December 31, 2023	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,736	1,726
Retained earnings	2,016	1,852
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of March 31, 2024 and December 31, 2023	(18)	8
Treasury stock, at cost, 134,834 and 133,034 shares as of March 31, 2024 and December 31, 2023	(3)	(3)
Total stockholders’ equity	3,732	3,584
Noncontrolling interests	10,927	10,483
Total equity	14,659	14,067
Total liabilities and equity	$132,238	$128,423

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2024	2023
Revenues
Commissions	$379	$357
Other fees and services	59	43
Other income	18	19
Total non-interest income	456	419

Interest income	1,760	1,347
Interest expense	(1,013)	(710)
Total net interest income	747	637
Total net revenues	1,203	1,056

Non-interest expenses
Execution, clearing and distribution fees	101	95
Employee compensation and benefits	145	128
Occupancy, depreciation and amortization	26	24
Communications	10	9
General and administrative	50	36
Customer bad debt	5	3
Total non-interest expenses	337	295
Income before income taxes	866	761
Income tax expense	71	61
Net income	795	700
Less net income attributable to noncontrolling interests	620	552
Net income available for common stockholders	$175	$148

Earnings per share
Basic	$1.63	$1.44
Diluted	$1.61	$1.42
Weighted average common shares outstanding
Basic	107,070,830	102,958,660
Diluted	108,149,440	104,042,571

Comprehensive income
Net income available for common stockholders	$175	$148
Other comprehensive income
Cumulative translation adjustment, before income taxes	(26)	5
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(26)	5
Comprehensive income available for common stockholders	$149	$153

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$620	$552
Other comprehensive income - cumulative translation adjustment	(76)	14
Comprehensive income attributable to noncontrolling interests	$544	$566

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$795	$700
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(1)	3
Depreciation and amortization	17	16
Amortization of right-of-use assets	7	7
Employee stock plan compensation	28	26
Unrealized (gains) losses on other investments, net	8	(3)
Customer bad debt expense	5	3
Shares distributed to customers under IBKR Promotions	5	2
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	6,094	(5,206)
Securities borrowed	(527)	(557)
Securities purchased under agreements to resell	(1,170)	(670)
Financial instruments owned, at fair value	376	71
Receivables from customers	(6,928)	(735)
Other receivables	(103)	1,760
Other assets	(35)	(25)
Securities loaned	2,869	1,779
Financial instruments sold, but not yet purchased, at fair value	43	44
Payable to customers	185	1,702
Other payables	15	160
Net cash provided by operating activities	1,683	(923)
Cash flows from investing activities
Purchases of other investments	(1)	—
Distributions received and proceeds from sales of other investments	—	23
Purchase of property, equipment and intangible assets	(12)	(17)
Net cash used in investing activities	(13)	6
Cash flows from financing activities
Short-term borrowings, net	(3)	(8)
Dividends paid to stockholders	(11)	(10)
Distributions to noncontrolling interests	(123)	(119)
Net cash used in financing activities	(137)	(137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	19
Net increase in cash, cash equivalents and restricted cash	1,431	(1,035)
Cash, cash equivalents and restricted cash at beginning of period	32,593	28,603
Cash, cash equivalents and restricted cash at end of period	$34,024	$27,568
Cash, cash equivalents and restricted cash
Cash and cash equivalents	4,063	3,214
Cash segregated for regulatory purposes	29,961	24,354
Cash, cash equivalents and restricted cash at end of period	$34,024	$27,568
Supplemental disclosures of cash flow information
Cash paid for interest	$1,006	$666
Cash paid for taxes, net	$32	$50
Cash paid for amounts included in lease liabilities	$12	$9
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$1	$2
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(1)	$(2)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2024

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2023	107,178,928	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Common stock distributed pursuant to stock incentive plans	—
Net distribution of common stock - IBKR Promotion				4			4	1	5
Compensation for stock grants vesting in the future			8				8	20	28
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(123)	(123)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					175	(26)	149	544	693
Balance, March 31, 2024	107,228,928	$1	$1,736	$(3)	$2,016	$(18)	$3,732	$10,927	$14,659

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.4% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2024, the Company had 2,951 employees worldwide.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. The condensed consolidated financial information as of December 31, 2023 has been derived from the audited financial statements not included herein.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of March 31, 2024, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2024	2023

	(in millions)

U.S. and foreign government securities	$5,932	$5,684
Municipal securities	56	70
Securities purchased under agreements to resell [1]	23,304	29,632
	$29,292	$35,386

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

Securities lending fees received and paid by the Company are included in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of comprehensive income.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices, or if not available, are valued by the Company based on internal estimates (see Fair Value above). The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as “Financial instruments owned and pledged as collateral” in the condensed consolidated statements of financial condition.

Customer Receivables and Payables

Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are recorded as “Customer bad debt” expense in the condensed consolidated statements of comprehensive income.

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

Investments

The Company makes certain strategic investments related to its business which are included in “Other assets” in the condensed consolidated statements of financial condition. The Company accounts for these investments as follows:

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2024	2023

	(in millions)

Equity method investments [1]	$132	$142
Investments in equity securities at adjusted cost [2]	22	22
Investments in equity securities at fair value [2]	35	44
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$191	$210

________________________

(1)The Company’s share of income or losses is included in "Other income” in the condensed consolidated statements of comprehensive income.

(2)These investments do not qualify for the equity method of accounting. Dividends received are included in "Other income” in the condensed consolidated statements of comprehensive income.

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in “Other assets” in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is recorded in “Other income” in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Occupancy, depreciation and amortization” expense in the Company’s condensed consolidated statements of comprehensive income.

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

As of March 31, 2024, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Accounts payable, accrued expenses and other liabilities” and “Other assets,” respectively, in the condensed consolidated statements of financial condition, was $289 million ($172 million as of December 31, 2023), which consisted of $208 million of Bitcoin, $78 million of Ethereum and $3 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our condensed consolidated statements of comprehensive income unless a loss event is identified. As of March 31, 2024, no loss events were identified.

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

The Company’s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in “Accumulated other comprehensive income” in the condensed consolidated statements of financial condition.

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as “Commissions” in the condensed consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. The Company’s IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades. See Note 8 for further information on revenue from contracts with customers.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), and other fees and services charged to customers. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of comprehensive income.

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in “Other income” in the condensed consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in “Other income” in the condensed consolidated statements of comprehensive income.

Foreign Currency Gains and Losses

Foreign currency balances are assets and liabilities in currencies other than the Company’s functional currency. At every reporting date, the Company revalues its foreign currency balances to its functional currency at the spot exchange rate and records the associated foreign currency gains and losses. These foreign currency gains and losses are reported in the condensed consolidated statements of comprehensive income, as follows: (a) foreign currency gains and losses related to the Company’s currency diversification strategy are reported in “Other income”; (b) foreign currency gains and losses arising from currency swap transactions are reported in “Interest income” or “Interest expense”; and (c) all other foreign currency gains and losses are reported in “Other income.”

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are recorded net within “Execution, clearing and distribution fees” in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are recorded net within “Commissions” in the condensed consolidated statements of comprehensive income.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. The Company is continuing to evaluate the potential impact of the EU’s Pillar Two Directive and similar legislations adopted by other countries on its future results of operations, financial condition and cash flows.

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

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as “Income tax expense” in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

FASB Standards recently adopted

Standard	Summary of guidance	Effect on financial statements
Segment Reporting (Topic 280) Issued November 2023

•Requires public entities with a single reportable segment to provide all new and existing segment disclosures required by FASB ASC Topic 280, “Segment Reporting.”

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

FASB Standards issued but not adopted as of March 31, 2024

Standard	Summary of guidance	Effect on financial statements
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

•Requires companies to disclose a roll forward, in the aggregate, of activity for crypto asset holdings, including additions, dispositions, gains, and losses.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s equity as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in “Other income” in the condensed consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	107,099,483	313,976,354	421,075,837

These condensed consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of “Total equity” in the condensed consolidated statements of financial condition.

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of March 31, 2024 and December 31, 2023, 1,000,000,000 shares of Class A common stock were authorized, of which 107,228,928 and 107,178,928 shares have been issued; and 107,094,094 and 107,045,894 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of March 31, 2024 and December 31, 2023, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2024 and December 31, 2023, the unamortized balance of these deferred tax assets was $193 million and $197 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as “Payable to affiliate” in the Company’s condensed consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to “Additional paid-in capital” in the Company’s condensed consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2024 were $682 million, $580 million and $102 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $268 million through March 31, 2024 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2023, IBG, Inc. issued 40,111,445 shares of common stock (with a fair value of $1.9 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. From 2019 through the quarter ended March 31, 2024, the Company issued 470,000 shares and an additional 50,000 shares in April 2024 to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of these redemption transactions and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 25.4%, with Holdings owning the remaining 74.6% as of March 31, 2024. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.3% as of March 31, 2024.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2024	2023

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$175	$148
Weighted average shares of common stock outstanding
Class A	107,070,730	102,958,560
Class B	100	100
	107,070,830	102,958,660
Basic earnings per share	$1.63	$1.44

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2024	2023

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$175	$148
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	107,070,730	102,958,560
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,078,610	1,083,911
Class B	100	100
	108,149,440	104,042,571
Diluted earnings per share	$1.61	$1.42

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2024, IBG LLC made distributions totaling $165 million, to its members, of which IBG, Inc.’s proportionate share was $42 million. In March 2024, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $11 million.

On April 16, 2024, the Company declared an increase in the quarterly cash dividend from $0.10 per common share to $0.25 per common share, payable on June 14, 2024 to stockholders of record as of May 31, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$149	$153

Earnings per share on comprehensive income
Basic	$1.39	$1.48
Diluted	$1.37	$1.47
Weighted average common shares outstanding
Basic	107,070,830	102,958,660
Diluted	108,149,440	104,042,571

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

	Financial Assets at Fair Value as of March 31, 2024

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,932	$—	$—	$5,932
Municipal securities	—	56	—	56
Total securities segregated for regulatory purposes	5,932	56	—	5,988

Financial instruments owned, at fair value
Stocks	1,034	—	—	1,034
Options	27	—	—	27
U.S. and foreign government securities	38	—	—	38
Precious metals	—	13	—	13
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,099	13	—	1,112

Other assets
Customer-held fractional shares	181	—	—	181
Crypto-asset safeguarding asset	—	289	—	289
Other investments in equity securities	35	—	—	35
Total other assets	216	289	—	505
Total financial assets at fair value	$7,247	$358	$—	$7,605

	Financial Liabilities at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$150	$—	$—	$150
Options	62	—	—	62
Precious metals	—	8	—	8
Currency forward contracts	—	16	—	16
Total financial instruments sold, but not yet purchased, at fair value	212	24	—	236

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	181	—	—	181
Crypto-asset safeguarding liability	—	289	—	289
Total accounts payable, accrued expenses and other liabilities	181	289	—	470
Total financial liabilities at fair value	$393	$313	$—	$706

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,684	$—	$—	$5,684
Municipal securities	—	70	—	70
Total securities segregated for regulatory purposes	5,684	70	—	5,754

Financial instruments owned, at fair value
Stocks	1,023	—	—	1,023
Options	354	—	—	354
U.S. and foreign government securities	39	—	—	39
Precious metals	—	12	—	12
Currency forward contracts	—	60	—	60
Total financial instruments owned, at fair value	1,416	72	—	1,488

Other assets
Customer-held fractional shares	144	—	—	144
Crypto-asset safeguarding asset	—	172	—	172
Other investments in equity securities	44	—	—	44
Total other assets	188	172	—	360
Total financial assets at fair value	$7,288	$314	$—	$7,602

	Financial Liabilities at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$77	$—	$—	$77
Options	104	—	—	104
Precious metals	—	7	—	7
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	181	12	—	193

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	144	—	—	144
Crypto-asset safeguarding liability	—	172	—	172
Total accounts payable, accrued expenses and other liabilities	144	172	—	316
Total financial liabilities at fair value	$325	$184	$—	$509

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the three months ended March 31, 2024.

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

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$4,063	$4,063	$4,063	$—	$—
Cash - segregated for regulatory purposes	29,961	29,961	29,961	—	—
Securities - segregated for regulatory purposes	23,304	23,304	—	23,304	—
Securities borrowed	6,362	6,362	—	6,362	—
Securities purchased under agreements to resell	6,674	6,674	—	6,674	—
Receivables from customers	51,395	51,395	—	51,395	—
Receivables from brokers, dealers and clearing organizations	1,684	1,684	—	1,684	—
Interest receivable	437	437	—	437	—
Other assets	24	24	—	1	23
Total financial assets, not measured at fair value	$123,904	$123,904	$34,024	$89,857	$23

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	14,216	14,216	—	14,216	—
Payables to customers	101,197	101,197	—	101,197	—
Payables to brokers, dealers and clearing organizations	561	561	—	561	—
Interest payable	319	319	—	319	—
Total financial liabilities, not measured at fair value	$116,307	$116,307	$—	$116,307	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,753	$3,753	$3,753	$—	$—
Cash - segregated for regulatory purposes	28,840	28,840	28,840	—	—
Securities - segregated for regulatory purposes	29,632	29,632	—	29,632	—
Securities borrowed	5,835	5,835	—	5,835	—
Securities purchased under agreements to resell	5,504	5,504	—	5,504	—
Receivables from customers	44,472	44,472	—	44,472	—
Receivables from brokers, dealers and clearing organizations	1,643	1,643	—	1,643	—
Interest receivable	375	375	—	375	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$120,076	$120,077	$32,593	$87,463	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	11,347	11,347	—	11,347	—
Payables to customers	101,012	101,012	—	101,012	—
Payables to brokers, dealers and clearing organizations	590	590	—	590	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$113,277	$113,277	$—	$113,277	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	March 31, 2024
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$23,304 [1]	$—		$23,304	$(23,304)	$—
Securities borrowed	6,362	—		6,362	(6,156)	206
Securities purchased under agreements to resell	6,674	—		6,674	(6,674)	—
Financial instruments owned, at fair value
Options	27	—		27	(24)	3
Currency forward contracts	—	—		—	—	—
Total	$36,367	$—		$36,367	$(36,158)	$209

	(in millions)
Offsetting of financial liabilities
Securities loaned	$14,216	$—	$14,216	$(13,273)	$943
Financial instruments sold, but not yet purchased, at fair value
Options	62	—	62	(24)	38
Currency forward contracts	16	—	16	—	16
Total	$14,294	$—	$14,294	$(13,297)	$997

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$29,632 [1]	$—		$29,632	$(29,632)	$—
Securities borrowed	5,835	—		5,835	(5,618)	217
Securities purchased under agreements to resell	5,504	—		5,504	(5,504)	—
Financial instruments owned, at fair value
Options	354	—		354	(104)	250
Currency forward contracts	60	—		60	—	60
Total	$41,385	$—		$41,385	$(40,858)	$527

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,347	$—	$11,347	$(10,443)	$904
Financial instruments sold, but not yet purchased, at fair value
Options	104	—	104	(104)	—
Currency forward contracts	5	—	5	—	5
Total	$11,456	$—	$11,456	$(10,547)	$909

________________________

(1)As of March 31, 2024 and December 31, 2023, the Company had $23.3 billion and $29.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at March 31, 2024 and December 31, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$14,186	$—	$—	$—	$14,186
Corporate bonds	30	—	—	—	30
Total securities loaned	$14,216	$—	$—	$—	$14,216

	December 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,306	$—	$—	$—	$11,306
Corporate bonds	41	—	—	—	41
Total securities loaned	$11,347	$—	$—	$—	$11,347

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2024 and December 31, 2023, approximately $51.4 billion and $44.5 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2024		December 31, 2023
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$107,930	$9,292	$97,210	$8,437
Securities purchased under agreements to resell transactions [1]	30,129	29,065	35,198	34,825
Customer margin assets	64,002	24,666	54,847	17,234
	$202,061	$63,023	$187,255	$60,496

________________________

(1)As of March 31, 2024, $23.3 billion or 80% (as of December 31, 2023, $29.6 billion or 85%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2024 and December 31, 2023, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2024	2023

	(in millions)

Stocks	$25	$28
U.S. and foreign government securities	37	38
	$62	$66

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

The Company also earns revenues from other services, including minimum activity fees, order cancelation or modification fees, position transfer fees, telecommunications fees, and withdrawal fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions)

Geographic location [1]
United States	$272	$233
International	166	167
	$438	$400

Major types of services
Commissions	$379	$357
Market data fees [2]	17	18
Risk exposure fees [2]	19	6
Payments for order flow [2]	10	8
FDIC sweep fees [2]	6	4
Other [2]	7	7
	$438	$400

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $34 million and $26 million, as of March 31, 2024 and December 31, 2023, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of March 31, 2024 and December 31, 2023, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of March 31, 2024 and December 31, 2023, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions)

Principal transactions	$13	$6
Gains (losses) from currency diversification strategy, net	(2)	1
Other, net	7	12
	$18	$19

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $2 million of plan contributions for the three months ended March 31, 2024 and 2023.

2007 Stock Incentive Plan

On February 28, 2023, the Company amended the 2007 Stock Incentive Plan to increase the number of shares of Class A common stock authorized and reserved for issuance from 30 million to 40 million, which was approved by the Company’s stockholders at its 2023 Annual Meeting, held on April 20, 2023, and the shares were registered with the SEC on July 27, 2023. Under the Company’s Stock Incentive Plan, up to 40 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	28,247,286		$758
December 31, 2021	1,084,773		84
April 25, 2022	180,889	[1]	12
December 31, 2022	1,248,105		91
December 31, 2023	1,257,822	[2]	102
	32,018,875		$1,047

______________________________

(1)April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the three months ended March 31, 2024.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $28 million and $26 million for the three months ended March 31, 2024 and 2023, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of March 31, 2024 are $36 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2023 [1]	4,605,071
Granted	—
Canceled	(3,455)
Distributed	—
Balance, March 31, 2024	4,601,616

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the three months ended March 31, 2024.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through March 31, 2024, a total of 1,320,900 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2024 and 2023, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2024, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2013.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of March 31, 2024, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.77%. For the three months ended March 31, 2024, right-of-use assets obtained under new operating leases were less than $1 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	March 31,	December 31,
	2024	2023

	(in millions)

Right-of-use assets [1]	$111	$120
Lease liabilities [1]	$131	$143

__________________________

(1)Right-of-use assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in the Company’s condensed consolidated statements of financial condition.

The table below presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions)

Operating lease cost	$9	$8
Variable lease cost	2	2
Total lease cost	$11	$10

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

March 31, 2024
(in millions)
2024 (remaining)	$22
2025	28
2026	23
2027	18
2028	17
2029	17
Thereafter	22
Total undiscounted operating lease payments	147
Less: imputed interest	(16)
Present value of operating lease liabilities	$131

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2024 and 2023, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment.

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

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2025. IB LLC and the related defendants continue to believe that the plaintiff’s claims are deficient and intend to continue to defend themselves vigorously and, consistent with past practice, may pursue any potential claims for counsel fees and expenses incurred in defending the case.

Regulatory Matters

IB LLC has identified a number of issues dating back to 2016 related to the Company’s compliance with sanctions regulations, predominantly concerning the facilitation of transactions in countries, or by entities, sanctioned by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. The Company has made voluntary self-disclosures to OFAC, has received additional inquiries from OFAC related to the Company’s sanctions compliance program, and is cooperating with the investigation. The Company cannot currently predict when OFAC’s investigation will conclude or the exact amount of any potential civil money penalty. The Company believes that, in addition to its voluntary self-disclosures and continued cooperation with OFAC, the significant investment in and improvements to the Company’s Anti-Money Laundering and Sanctions programs over the past five years will be considered as mitigating factors with respect to the matter, and that any monetary fines or restrictions will not be material to the Company’s financial results.

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

	Three Months Ended March 31,
	2024	2023

	(in millions)

Net revenues
United States	$828	$733
International	375	323
Total net revenues	$1,203	$1,056
Income before income taxes
United States	$647	$587
International	219	174
Total income before income taxes	$866	$761

15.  Regulatory Requirements

As of March 31, 2024, aggregate excess regulatory capital for all operating subsidiaries was $10.4 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2024.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$7,764	$975	$6,789
IBHK	1,261	279	982
IBIE	671	193	478
Other regulated operating subsidiaries	2,303	145	2,158
	$11,999	$1,592	$10,407

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2024, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

16.  Related Party Transactions

Receivable from affiliate, reported in “Other assets” in the condensed consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023 were accounts receivable from directors, officers and their affiliates of $14 million and $6 million, respectively, and payables of $1,187 million and $985 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 27, 2024, and elsewhere in this report.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC) for the periods presented. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 25.4% of the membership interests of IBG LLC. The remaining approximately 74.6% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.4%	74.6%	100.0%
Membership interests	107,099,483	313,976,354	421,075,837

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

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers has allowed us to integrate our software with an increasing number of trading venues – as well as with market data sources, securities lending platforms and regulatory reporting facilities – creating one automatically functioning, computerized platform that requires minimal human intervention.

Our customer base is diverse with respect to geography and type. Currently, approximately 81% of our customers reside outside the United States (“U.S.”) in over 200 countries and territories, and over 80% of new customers come from outside the U.S. Approximately 57% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended March 31, 2024 (“current quarter”), most world equities markets, including the U.S., Europe, Japan, and Australia, reached new all-time highs (with the exception of Hong Kong, which was down in the quarter). Fears about inflation and tight monetary policy eased as markets rallied in anticipation of lower rates and a global economic “soft landing,” despite the ongoing backdrop of geopolitical uncertainty.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes reported by most major exchanges declined (except for Japan) in the current quarter, while major market indexes reached all-time highs. Within U.S. equities, the dominance of a small number of technology stocks (the so-called “Magnificent 7”) moderated, as these stocks were responsible for about half of market index gains during the current quarter, down from 75% in the prior-year quarter. While stock trading volumes remained higher than pre-pandemic levels, they were lower versus the prior-year quarter as investors chose to maintain their holdings in these technology stocks. In the U.S., according to industry data, average daily volume in exchange-listed equity-based options increased by 3%, while futures and listed cash equities volumes decreased by 2% and 0.3%, respectively, compared to the prior-year quarter. Options trading volumes continue to rise with the growing popularity of shorter-dated options contracts. In futures, while market volumes increased in agriculture, metals and energy products, volumes in the more actively traded equity index and interest rate futures products declined.

These factors led to mixed results across our major product types. Our customer options volumes were up 24%, while foreign exchange, stock, and futures volumes declined 33%, 16% and 3%, respectively, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our executed order volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 34%, from an average of 20.7 in the prior-year quarter when market concerns about U.S. bank solvency in the face of markedly higher interest rates produced a spike in volatility, to 13.7 in the current quarter. Since the first quarter of 2023, volatility levels have been declining as the world economic outlook has improved and tight monetary policy has moderated. The current level of volatility has dipped below long-term trends.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve held the benchmark federal funds rate steady in the current quarter, as it has since July of 2023. The U.S. Treasury yield curve remained inverted, with long-term rates lower than short-term. In most countries with developed financial markets, benchmark interest rates were mainly held steady as central banks continue to watch inflation.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates and an inverted yield curve have led us to maintain a short duration portfolio, all of which matured within three months at March 31, 2024, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so higher rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Rising rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also increased their interest rates. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased compared to the prior-year quarter as the average federal funds effective rate increased to 5.33% in the current quarter from 4.51% in the prior-year quarter. During an extended period prior to and including part of 2022, when benchmark rates were at or near zero, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed. Now that benchmark interest rates are over 50 basis points and spread compression has been eliminated, we earn higher net interest income.

Higher interest rates contributed to a 17% rise in net interest income from the prior-year quarter. Combined with increases in average interest-earning assets, particularly in customer margin loans, these higher rates led to an increase of our net interest margin from 2.24% in the prior-year quarter to 2.41% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.73% compared to its value at December 31, 2023, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.61 for the current quarter, compared to diluted earnings per share of $1.42 for the prior-year quarter. Adjusted diluted earnings per share were $1.64 for the current quarter and $1.35 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,203 million and income before income taxes was $866 million, compared to net revenues of $1,056 million and income before income taxes of $761 million in the prior-year quarter. Adjusted net revenues were $1,216 million and adjusted income before income taxes was $879 million, compared to adjusted net revenues of $1,015 million and adjusted income before income taxes of $720 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 6% to $379 million. Customer trading volume was mixed across product types with options contract volume up 24%, while futures contract and stock share volumes were down 3% and 16%, respectively.

•Net interest income increased 17% to $747 million on higher benchmark interest rates, customer margin loans and customer credit balances.

•Other fees and services increased $16 million, or 37%, to $59 million, driven primarily by an increase of $13 million in risk exposure fees and $2 million in FDIC sweep fees.

•Execution, clearing and distribution fees expenses increased 6% to $101 million, driven by higher customer trading volumes in options.

•Pretax profit margin was 72% for both the current quarter and prior-year quarter. Adjusted pretax profit margin for the current quarter was 72%, up from 71% in the prior-year quarter.

•Total equity as of March 31, 2024 was $14.7 billion.

In connection with our currency diversification strategy, as of March 31, 2024, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $104 million (compared to an increase of $20 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.73%, compared to its value as of December 31, 2023. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (loss of $2 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $102 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny of such topics as the use of artificial intelligence (AI) and information security by regulatory and legislative authorities has increased.

•The impact of another pandemic or other public health emergency will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

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

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 27, 2024, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2021	646,440		27,334		673,774
2022	532,064	(18%)	26,966	(1%)	559,030	(17%)
2023	483,015	(9%)	29,712	10%	512,727	(8%)

1Q2023	127,329		6,757		134,086
1Q2024	143,320	13%	9,190	36%	152,510	14%

4Q2023	120,886		7,932		128,818
1Q2024	143,320	19%	9,190	16%	152,510	18%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	887,849		154,866		771,273,709
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)

1Q2023	247,508		55,197		75,522,066
1Q2024	307,593	24%	54,046	(2%)	64,027,092	(15%)

4Q2023	279,945		53,883		59,046,908
1Q2024	307,593	10%	54,046	0%	64,027,092	8%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	852,169		152,787		766,211,726
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)

1Q2023	239,038		54,577		74,562,384
1Q2024	296,146	24%	53,018	(3%)	62,898,480	(16%)

4Q2023	269,082		52,996		58,112,082
1Q2024	296,146	10%	53,018	0%	62,898,480	8%

_________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	35,680		2,079		5,061,983
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)

1Q2023	8,470		620		959,682
1Q2024	11,447	35%	1,028	66%	1,128,612	18%

4Q2023	10,863		887		934,826
1Q2024	11,447	5%	1,028	16%	1,128,612	21%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2024	1Q2023	% Change
Total Accounts (in thousands)	2,746	2,195	25%
Customer Equity (in billions) [1]	$465.9	$343.1	36%
Total Customer DARTs (in thousands) [2]	2,350	2,054	14%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.93	$3.16	(7%)
Cleared Avg. DARTs per Account (Annualized)	197	214	(8%)

Consecutive Quarters	1Q2024	4Q2023	% Change
Total Accounts (in thousands)	2,746	2,562	7%
Customer Equity (in billions) [1]	$465.9	$426.0	9%
Total Customer DARTs (in thousands) [2]	2,350	1,934	22%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.93	$3.19	(8%)
Cleared Avg. DARTs per Account (Annualized)	197	172	15%

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

	Three Months Ended March 31,
	2024	2023

	(in millions, except share and per share amounts)

Revenues
Commissions	$379	$357
Other fees and services	59	43
Other income	18	19
Total non-interest income	456	419

Interest income	1,760	1,347
Interest expense	(1,013)	(710)
Total net interest income	747	637
Total net revenues	1,203	1,056

Non-interest expenses
Execution, clearing and distribution fees	101	95
Employee compensation and benefits	145	128
Occupancy, depreciation and amortization	26	24
Communications	10	9
General and administrative	50	36
Customer bad debt	5	3
Total non-interest expenses	337	295
Income before income taxes	866	761
Income tax expense	71	61
Net income	795	700
Less net income attributable to noncontrolling interests	620	552
Net income available for common stockholders	$175	$148

Earnings per share
Basic	$1.63	$1.44
Diluted	$1.61	$1.42

Weighted average common shares outstanding
Basic	107,070,830	102,958,660
Diluted	108,149,440	104,042,571

Comprehensive income
Net income available for common stockholders	$175	$148
Other comprehensive income
Cumulative translation adjustment, before income taxes	(26)	5
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(26)	5
Comprehensive income available for common stockholders	$149	$153

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$620	$552
Other comprehensive income - cumulative translation adjustment	(76)	14
Comprehensive income attributable to noncontrolling interests	$544	$566

Three Months Ended March 31, 2024 (“current quarter”) compared to the Three Months Ended March 31, 2023 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $147 million, or 14%, compared to the prior-year quarter, to $1,203 million. The increase in net revenues was due to higher net interest income, other fees and services, and commissions, partially offset by lower other income.

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

Commissions, for the current quarter, increased $22 million, or 6%, compared to the prior-year quarter, to $379 million, driven by higher customer volume in options, partially offset by lower customer trading volumes in futures and stocks. Total customer options volumes increased 24%, while futures contracts and stock share volume decreased 3% and 16%, respectively. Total DARTs for the current quarter, increased 14% to 2.4 million, compared to 2.1 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 7% to $2.93, compared to $3.16 for the prior-year quarter, due to a mix of smaller average order sizes in stocks and options, partially offset by larger average order size in futures.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $16 million, or 37%, compared to the prior-year quarter, to $59 million, driven by a $13 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $2 million increase in FDIC sweep fees due to higher benchmark interest rates and customer balances, and a $1 million increase in payments for order flow; partially offset by a $1 million decrease in market data fees.

Other Income

Other income consists of foreign exchange gains (losses) from our currency diversification strategy, gains (losses) from principal transactions, gains (losses) from our equity method and other investments, and other revenue not directly attributable to our core business offerings. A discussion of our approach to managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Other income, for the current quarter, decreased $1 million, compared to the prior-year quarter, to $18 million. This decrease was mainly comprised of $11 million from our U.S. government securities portfolio which lost $1 million in the current quarter compared to a $10 million gain in the prior-year quarter, and an $11 million decrease in net gains from equity method investments; mostly offset by a $9 million increase from our trading activities and $10 million from investment in instruments that produce interest-equivalent revenue but are reported in other income.

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

Net interest income (interest income less interest expense), for the current quarter, increased $110 million, or 17%, compared to the prior-year quarter, to $747 million. The increase in net interest income was driven by higher benchmark interest rates, customer margin loans and customer credit balances.

Net interest income on customer balances, for the current quarter, increased $134 million, compared to the prior-year quarter, driven by an increase in the average federal funds effective rate to 5.33% from 4.51% in the prior-year quarter, a $7.4 billion increase in average customer margin loans, and a $3.7 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 10%, to $5.4 billion, and average securities loaned balances increased 37%, to $11.7 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $62 million, or 70%, compared to the prior-year quarter, driven by lower demand for selling stocks short, as the stock market rose steadily in the current quarter, and fewer so-called “hard to borrow” stocks industry wide. As noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

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

	Three Months Ended March 31,
	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$61,132	$59,679
Customer margin loans	46,653	39,303
Securities borrowed	5,368	4,868
Other interest-earning assets	9,952	2,428
FDIC sweeps [1,3]	3,861	9,777
	$126,966	$116,055

Average interest-bearing liabilities
Customer credit balances	$99,510	$95,802
Securities loaned	11,734	8,571
Other interest-bearing liabilities	-	1
	$111,244	$104,374

Net Interest income
Segregated cash and securities, net	$764	$603
Customer margin loans [2]	678	477
Securities borrowed and loaned, net	26	88
Customer credit balances, net [2]	(881)	(653)
Other net interest income [1,3]	175	125
Net interest income [3]	$762	$640

Net interest margin ("NIM")	2.41%	2.24%

Annualized Yields
Segregated cash and securities	5.03%	4.10%
Customer margin loans	5.85%	4.92%
Customer credit balances	3.56%	2.76%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2024 and 2023, $6 million and $3 million were reported in other fees and services, respectively, and $9 and $0 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $42 million, or 14%, compared to the prior-year quarter, to $337 million, mainly due to a $17 million increase in employee compensation and benefits, a $14 million increase in general and administrative costs, a $6 million increase in execution and clearing fees, a $2 million increase in occupancy, depreciation and amortization expenses, and a $2 million increase in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 28% for both the current quarter and the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $6 million, or 6%, compared to the prior-year quarter, to $101 million, mainly driven by higher customer trading volumes in options. As a percentage of total net revenues, execution, clearing and distribution fees were 8% for the current quarter and 9% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $17 million, or 13%, compared to the prior-year quarter, to $145 million, mainly due to inflation and a 3% increase in the average number of employees to 2,942 for the current quarter, compared to 2,846 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for both the current quarter and the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 12% for the current quarter and 13% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $2 million, or 8%, compared to the prior-year quarter, to $26 million, mainly due to higher costs related to the expansion of our data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current quarter and the prior-year quarter.

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

General and administrative expenses, for the current quarter, increased $14 million, or 39%, compared to the prior-year quarter, to $50 million, primarily due to higher advertising and legal expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 3% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, increased $2 million, compared to the prior-year quarter, to $5 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $10 million, or 16%, compared to the prior-year quarter, to $71 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.5% in the prior-year quarter to 25.4% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$866	$761
IBG, Inc. stand-alone income before income taxes and eliminations	(1)	(1)
Operating subsidiaries income before income taxes	$867	$762

Operating subsidiaries
Income before income taxes	$867	$762
Income tax expense	35	30
Net income available to members	$832	$732

IBG, Inc.
Average ownership percentage in IBG LLC	25.4%	24.5%
Net income available to IBG, Inc. from operating subsidiaries	$212	$180
IBG, Inc. stand-alone income before income taxes	(1)	(1)
Income before income taxes	211	179
Income tax expense	36	31
Net income available to common stockholders	$175	$148

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$35	$30
Income tax expense attributable to IBG, Inc.	36	31
Consolidated income tax expense	$71	$61

Operating Results

Income before income taxes, for the current quarter, increased $105 million, or 14%, compared to the prior-year quarter, to $866 million. Pretax profit margin was 72% for both the current quarter and the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,216 million, up 20%; adjusted income before income taxes was $879 million, up 22%; and adjusted pre-tax profit margin was 72% for the current quarter and 71% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

We also report compensation and benefits expenses as a percent of adjusted net revenues, as we believe this measure is useful to investors and analysts in evaluating the growth of our workforce in relation to the growth of our core revenues.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP 1.

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2024	2023

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,203	$1,056
Non-GAAP adjustments
Currency diversification strategy, net	2	(1)
Mark-to-market on investments	11	(40)
Total non-GAAP adjustments	13	(41)
Adjusted net revenues	$1,216	$1,015

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$866	$761
Non-GAAP adjustments
Currency diversification strategy, net	2	(1)
Mark-to-market on investments	11	(40)
Total non-GAAP adjustments	13	(41)
Adjusted income before income taxes	$879	$720

Adjusted pre-tax profit margin	72%	71%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$175	$148
Non-GAAP adjustments
Currency diversification strategy, net	0	0
Mark-to-market on investments	3	(10)
Income tax effect of above adjustments [1]	(1)	2
Total non-GAAP adjustments	2	(8)
Adjusted net income available for common stockholders	$177	$140

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.61	$1.42
Non-GAAP adjustments
Currency diversification strategy, net	0.00	(0.00)
Mark-to-market on investments	0.03	(0.09)
Income tax effect of above adjustments [1]	(0.01)	0.02
Total non-GAAP adjustments	0.02	(0.07)
Adjusted diluted EPS	$1.64	$1.35

Diluted weighted average common shares outstanding	108,149,440	104,042,571

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed and securities purchased under agreements to resell. As of March 31, 2024, total assets were $132.2 billion of which approximately $130.9 billion, or 99.0%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Market Risk Committee, Enterprise Risk Management department and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries, and in addition to supporting our current business and future expansion plans we believe this financial strength provides our customers with a source of confidence.

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

As of March 31, 2024, liability balances in connection with securities loaned, payable to customers and our short-term borrowings were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2024 were $1,492 million ($1,625 million as of December 31, 2023). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2024, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 20% to $14.7 billion as of March 31, 2024, from $12.2 billion as of March 31, 2023. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net cash provided by (used in) operating activities	$1,683	$(923)
Net cash (used in) provided by investing activities	(13)	6
Net cash used in financing activities	(137)	(137)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(102)	19
Increase in cash, cash equivalents, and restricted cash	$1,431	$(1,035)

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

Three months Ended March 31, 2024: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $1,431 million to $34.0 billion for the three months ended March 31, 2024. We raised $1,683 million in net cash from operating activities mainly driven by investments in securities segregated for regulatory purposes which decreased $6.1 billion and securities loaned which increased $2.9 billion; partially offset by customer margin loans which increased $6.9 billion and securities purchased under agreements to resell which increased by $1.2 billion. We used net cash of $150 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, and repayment of short-term borrowings. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Three months Ended March 31, 2023: For a discussion of changes in cash flows for the three months ended March 31, 2023 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023.

Regulatory Capital Requirements

As of March 31, 2024, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $12 million and $17 million for the three months ended March 31, 2024 and 2023, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the past two years, inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of March 31, 2024, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of March 31, 2024, there were no definitive agreements with respect to any material acquisition.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. For example, on December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. We record tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our non-U.S. subsidiaries, our income and equity are exposed to fluctuations in foreign exchange rates. For example, our non-U.S. subsidiaries are exposed to foreign exchange risks as described below:

•Some of our non-U.S. subsidiaries support customer transactions in financial instruments, carry bank balances, and borrow and lend securities in various currencies in their regular course of business. At the end of each accounting period, these non-U.S. subsidiaries’ assets and liabilities are revalued into their respective functional currencies for presentation in their financial statements. The resulting foreign currency gains or losses are reported in their income statements and, as translated into U.S. dollars for U.S. GAAP purposes, in our condensed consolidated statements of comprehensive income, as a component of “Other income.”

•These non-U.S. subsidiaries’ financial statements are presented in their respective functional currencies, as noted above. For U.S. GAAP purposes, at the end of each accounting period, each non-U.S. subsidiary’s equity is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our condensed consolidated statements of financial condition and condensed consolidated statements of comprehensive income.

By periodically converting currency balances into functional currency, we substantially reduce the foreign currency exposures for each of these non-U.S. subsidiaries, which minimizes the impact of exchange rate changes to its income statement. However, historically, we have taken the approach of not hedging our consolidated foreign currency exposures to the U.S. dollar, based on the notion that the cost of constantly hedging over the years would amount to more than the random impact of rate changes on our non-U.S. dollar balances.

Instead, because we conduct business in many countries and many currencies and because we consider ourselves a global enterprise based in a diversified basket of currencies rather than a U.S. dollar-based company, we actively manage our global currency exposure by maintaining our equity in GLOBALs, a basket of currencies. Our risk management systems incorporate cash forex to hedge our currency exposure at little or no cost. Currency spot positions entered into as part of our currency diversification strategy are held by the parent holding company, IBG LLC.

The U.S. dollar value of the GLOBAL decreased 0.49% as of March 31, 2024 compared to March 31, 2023. As of March 31, 2024, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

The effects of our currency diversification strategy appear in two places in the condensed consolidated financial statements: (1) as a component of “Other income” in the condensed consolidated statements of comprehensive income and (2) as OCI in the condensed consolidated statements of financial condition and the condensed consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in the condensed consolidated statements of comprehensive income.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2023				As of 3/31/2024
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.7%	$9,257	1.0000	0.720	76.0%	$11,150	0.4%
EUR	0.09	1.0843	0.098	10.3%	1,255	1.0788	0.097	10.3%	1,503	0.0%
JPY	3.91	0.0075	0.029	3.1%	379	0.0066	0.026	2.7%	400	-0.4%
GBP	0.02	1.2333	0.025	2.6%	317	1.2624	0.025	2.7%	391	0.1%
CHF	0.02	1.0924	0.022	2.3%	281	1.1084	0.022	2.3%	343	0.0%
CNH	0.13	0.1455	0.019	2.0%	243	0.1378	0.018	1.9%	277	-0.1%
INR	1.10	0.0122	0.013	1.4%	172	0.0120	0.013	1.4%	204	0.0%
CAD	0.02	0.7399	0.011	1.2%	143	0.7382	0.011	1.2%	171	0.0%
AUD	0.02	0.6685	0.010	1.1%	129	0.6520	0.010	1.0%	151	0.0%
HKD	0.04	0.1274	0.004	0.5%	57	0.1278	0.004	0.5%	69	0.0%
			0.951	100.0%	$12,233		0.947	100.0%	$14,659	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2024.

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

Based on customer balances and investments outstanding as of March 31, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $58 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $20 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of March 31, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $58 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $18 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2024, we had $51.4 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the period covered by this report quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting related to our employees working remotely.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2024, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in under Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On February 15, 2024, Mr. Thomas Peterffy, Chairman of the Board of Directors, terminated his Rule 10b5-1 trading plan for the sale of shares of our common stock (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) that was adopted on August 3, 2023. Separately, on April 24, 2024, Mr. Peterffy adopted a new Rule 10b5-1 trading plan for the sale of the remaining 1,692,901 shares of our common stock which he received in prior member redemptions.

Other than as disclosed above, no other director or officer adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

Other

On April 16, 2024, the Company declared an increase in the quarterly cash dividend from $0.10 per common share to $0.25 per common share. The Company currently intends to pay quarterly dividends of $0.25 per share to our common stockholders for the foreseeable future.

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2023 filed by the Company on February 27, 2024).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan, as of April 20, 2023 (filed as exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2023, filed by the Company on August 7, 2023).**+

10.6	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
10.7

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

10.8

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

19.1

Insider Trading Policies and Procedures Description of the Registrant’s Securities (filed as Exhibit 19.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2023 filed by the Company on February 27, 2024).**

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 6, 2024