Form 10-Q
period 2024-06-30
Interactive Brokers Group, Inc.
filed 2024-08-05
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 OR

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

As of August 2, 2024, there were 108,835,646 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$3,918	$3,753
Cash - segregated for regulatory purposes	31,370	28,840
Securities - segregated for regulatory purposes	28,318	35,386
Securities borrowed	6,218	5,835
Securities purchased under agreements to resell	6,211	5,504
Financial instruments owned, at fair value
Financial instruments owned	1,658	1,422
Financial instruments owned and pledged as collateral	108	66
Total financial instruments owned, at fair value	1,766	1,488
Receivables
Customers, less allowance for credit losses of $16 and $10 as of June 30, 2024 and December 31, 2023	55,252	44,472
Brokers, dealers, and clearing organizations	1,810	1,643
Interest	503	375
Total receivables	57,565	46,490
Other assets	1,282	1,127
Total assets	$136,648	$128,423
Liabilities and equity
Short-term borrowings	$11	$17
Securities loaned	15,682	11,347
Financial instruments sold, but not yet purchased, at fair value	473	193
Payables
Customers	103,373	101,012
Brokers, dealers, and clearing organizations	570	590
Affiliate	192	210
Accounts payable, accrued expenses and other liabilities	843	676
Interest	320	311
Total payables	105,298	102,799
Total liabilities	121,464	114,356
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 108,626,224 and 107,178,928 shares, Outstanding – 108,485,969 and 107,045,894 shares as of June 30, 2024 and December 31, 2023	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,782	1,726
Retained earnings	2,168	1,852
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of June 30, 2024 and December 31, 2023	(20)	8
Treasury stock, at cost, 140,255 and 133,034 shares as of June 30, 2024 and December 31, 2023	(4)	(3)
Total stockholders’ equity	3,927	3,584
Noncontrolling interests	11,257	10,483
Total equity	15,184	14,067
Total liabilities and equity	$136,648	$128,423

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2024	2023	2024	2023
Revenues
Commissions	$406	$322	$785	$679
Other fees and services	68	47	127	90
Other income (loss)	(36)	(63)	(18)	(44)
Total non-interest income	438	306	894	725

Interest income	1,828	1,545	3,588	2,892
Interest expense	(1,036)	(851)	(2,049)	(1,561)
Total net interest income	792	694	1,539	1,331
Total net revenues	1,230	1,000	2,433	2,056

Non-interest expenses
Execution, clearing and distribution fees	115	93	216	188
Employee compensation and benefits	146	136	291	264
Occupancy, depreciation and amortization	25	25	51	49
Communications	10	10	20	19
General and administrative	52	85	102	121
Customer bad debt	2	(1)	7	2
Total non-interest expenses	350	348	687	643
Income before income taxes	880	652	1,746	1,413
Income tax expense	71	51	142	112
Net income	809	601	1,604	1,301
Less net income attributable to noncontrolling interests	630	476	1,250	1,028
Net income available for common stockholders	$179	$125	$354	$273

Earnings per share
Basic	$1.67	$1.21	$3.30	$2.65
Diluted	$1.65	$1.20	$3.27	$2.62
Weighted average common shares outstanding
Basic	107,719,020	103,587,557	107,394,925	103,274,846
Diluted	108,626,836	104,463,729	108,388,138	104,254,888

Comprehensive income
Net income available for common stockholders	$179	$125	$354	$273
Other comprehensive income
Cumulative translation adjustment, before income taxes	(2)	7	(28)	12
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(2)	7	(28)	12
Comprehensive income available for common stockholders	$177	$132	$326	$285

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$630	$476	$1,250	$1,028
Other comprehensive income - cumulative translation adjustment	(8)	24	(84)	38
Comprehensive income attributable to noncontrolling interests	$622	$500	$1,166	$1,066

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$1,604	$1,301
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	6	7
Depreciation and amortization	34	32
Amortization of right-of-use assets	14	14
Employee stock plan compensation	54	49
Unrealized (gains) losses on other investments, net	(5)	7
Customer bad debt expense	7	2
Shares distributed to customers under IBKR Promotions	11	5
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	7,068	(1,676)
Securities borrowed	(383)	(1,250)
Securities purchased under agreements to resell	(707)	(402)
Financial instruments owned, at fair value	(277)	(42)
Receivables from customers	(10,787)	(3,208)
Other receivables	(295)	2,019
Other assets	(104)	(56)
Securities loaned	4,335	1,321
Financial instruments sold, but not yet purchased, at fair value	280	11
Payable to customers	2,361	2,804
Other payables	88	258
Net cash provided by operating activities	3,304	1,196
Cash flows from investing activities
Purchases of other investments	(4)	—
Distributions received and proceeds from sales of other investments	—	23
Purchase of property, equipment and intangible assets	(23)	(32)
Net cash used in investing activities	(27)	(9)
Cash flows from financing activities
Short-term borrowings, net	(6)	(1)
Dividends paid to stockholders	(38)	(21)
Distributions to noncontrolling interests	(404)	(342)
Repurchases of common stock for employee tax withholdings	(54)	(34)
Proceeds from the sale of treasury stock	57	34
Payments made under the Tax Receivable Agreement	(25)	(25)
Net cash used in financing activities	(470)	(389)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	50
Net increase in cash, cash equivalents and restricted cash	2,695	848
Cash, cash equivalents and restricted cash at beginning of period	32,593	28,603
Cash, cash equivalents and restricted cash at end of period	$35,288	$29,451
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,918	3,681
Cash segregated for regulatory purposes	31,370	25,770
Cash, cash equivalents and restricted cash at end of period	$35,288	$29,451
Supplemental disclosures of cash flow information
Cash paid for interest	$2,040	$1,484
Cash paid for taxes, net	$152	$125
Cash paid for amounts included in lease liabilities	$20	$17
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$38	$32
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(38)	$(32)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2024

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2023	107,178,928	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Common stock distributed pursuant to stock incentive plans
Net distribution of common stock - IBKR Promotion				4			4	1	5
Compensation for stock grants vesting in the future			8				8	20	28
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(123)	(123)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					175	(26)	149	544	693
Balance, March 31, 2024	107,228,928	$1	$1,736	$(3)	$2,016	$(18)	$3,732	$10,927	$14,659
Common stock distributed pursuant to stock incentive plans	1,347,296						—
Issuance of common stock - IBKR Promotion	50,000		2	(6)			(4)	4	—
Net distribution of common stock - IBKR Promotion				5			5	—	5
Compensation for stock grants vesting in the future			6				6	20	26
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	2	57
Dividends paid to stockholders - $0.25 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(281)	(281)
Adjustments for changes in proportionate ownership in IBG LLC			37				37	(37)	—
Comprehensive income					179	(2)	177	622	799
Balance, June 30, 2024	108,626,224	$1	$1,782	$(4)	$2,168	$(20)	$3,927	$11,257	$15,184

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2023

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615
Issuance of common stock - IBKR Promotion							—		—
Common stock distributed pursuant to stock incentive plans	71,562
Net distribution of common stock - IBKR Promotion				2			2	—	2
Compensation for stock grants vesting in the future			6				6	20	26
Dividends paid to stockholders - $0.10 per share					(10)		(10)		(10)
Distributions from IBG LLC to noncontrolling interests							—	(119)	(119)
Adjustments for changes in proportionate ownership in IBG LLC			2				2	(2)	—
Comprehensive income					148	5	153	566	719
Balance, March 31, 2023	103,128,710	$1	$1,589	$(4)	$1,432	$(17)	$3,001	$9,232	$12,233
Common stock distributed pursuant to stock incentive plans	1,314,031						—		—
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Net distribution of common stock - IBKR Promotion				3			3	—	3
Compensation for stock grants vesting in the future			6				6	17	23
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)		(34)
Sales of treasury stock				34			34		34
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(223)	(223)
Adjustments for changes in proportionate ownership in IBG LLC			30				30	(30)	—
Comprehensive income					125	7	132	500	632
Balance, June 30, 2023	104,492,741	$1	$1,626	$(5)	$1,546	$(10)	$3,158	$9,499	$12,657

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.7% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”) and precious metals on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of June 30, 2024, the Company had 2,951 employees worldwide.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of June 30, 2024, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2024	2023

	(in millions)

U.S. and foreign government securities	$6,439	$5,684
Municipal securities	57	70
Securities purchased under agreements to resell [1]	21,822	29,632
	$28,318	$35,386

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2024	2023

	(in millions)

Equity method investments [1]	$137	$142
Investments in equity securities at adjusted cost [2]	23	22
Investments in equity securities at fair value [2]	42	44
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$204	$210

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

As of June 30, 2024, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Accounts payable, accrued expenses and other liabilities” and “Other assets,” respectively, in the condensed consolidated statements of financial condition, was $250 million ($172 million as of December 31, 2023), which consisted of $176 million of Bitcoin, $72 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our condensed consolidated statements of comprehensive income unless a loss event is identified. As of June 30, 2024, no loss events were identified.

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

FASB Standards issued but not adopted as of June 30, 2024

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

•Effective date: January 1, 2024 for annual periods and January 1, 2025 for interim periods. •The Company is currently assessing the impact to its consolidated financial statements.
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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.7%	74.3%	100.0%
Membership interests	108,496,779	313,976,354	422,473,133

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of June 30, 2024 and December 31, 2023, 1,000,000,000 shares of Class A common stock were authorized, of which 108,626,224 and 107,178,928 shares have been issued; and 108,485,969 and 107,045,894 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of June 30, 2024 and December 31, 2023, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2024 and December 31, 2023, the unamortized balance of these deferred tax assets was $189 million and $197 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2024 were $682 million, $580 million and $102 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $293 million through June 30, 2024 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2023, IBG, Inc. issued 40,111,445 shares of common stock (with a fair value of $1.9 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 25, 2024, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 333,000 shares of common stock (with a fair value of $39 million) in exchange for an equivalent number of shares of member interest in IBG LLC. This issuance of shares increased the Company’s ownership in IBG LLC from 25.7% to 25.8%. Mr. Thomas Peterffy and his affiliates’ interests in Holdings increased to approximately 91.4% after this redemption.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions. From 2019 through the quarter ended June 30, 2024, the Company issued 520,000 shares and an additional 50,000 shares in July 2024 to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$179	$125	$354	$273
Weighted average shares of common stock outstanding
Class A	107,718,920	103,587,457	107,394,825	103,274,746
Class B	100	100	100	100
	107,719,020	103,587,557	107,394,925	103,274,846
Basic earnings per share	$1.67	$1.21	$3.30	$2.65

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$179	$125	$354	$273
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	107,718,920	103,587,457	107,394,825	103,274,746
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	907,816	876,172	993,213	980,042
Class B	100	100	100	100
	108,626,836	104,463,729	108,388,138	104,254,888
Diluted earnings per share	$1.65	$1.20	$3.27	$2.62

Member Distributions and Stockholder Dividends

During the six months ended June 30, 2024, IBG LLC made distributions totaling $542 million, to its members, of which IBG, Inc.’s proportionate share was $138 million. In March 2024, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $11 million. In June 2024, the Company paid quarterly cash dividends of $0.25 per share of common stock, totaling $27 million.

On July 16, 2024, the Company declared a cash dividend of $0.25 per common share, payable on September 13, 2024 to stockholders of record as of August 30, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$177	$132	$326	$285

Earnings per share on comprehensive income
Basic	$1.64	$1.28	$3.03	$2.76
Diluted	$1.63	$1.27	$3.00	$2.74
Weighted average common shares outstanding
Basic	107,719,020	103,587,557	107,394,925	103,274,846
Diluted	108,626,836	104,463,729	108,388,138	104,254,888

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

	Financial Assets at Fair Value as of June 30, 2024

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,439	$—	$—	$6,439
Municipal securities	—	57	—	57
Total securities segregated for regulatory purposes	6,439	57	—	6,496

Financial instruments owned, at fair value
Stocks	1,631	—	—	1,631
Options	26	—	—	26
U.S. and foreign government securities	93	—	—	93
Precious metals	—	16	—	16
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,750	16	—	1,766

Other assets
Customer-held fractional shares	198	—	—	198
Crypto-asset safeguarding asset	—	250	—	250
Other investments in equity securities	42	—	—	42
Total other assets	240	250	—	490
Total financial assets at fair value	$8,429	$323	$—	$8,752

	Financial Liabilities at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$161	$—	$—	$161
Options	290	—	—	290
Precious metals	—	12	—	12
Currency forward contracts	—	10	—	10
Total financial instruments sold, but not yet purchased, at fair value	451	22	—	473

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	198	—	—	198
Crypto-asset safeguarding liability	—	250	—	250
Total accounts payable, accrued expenses and other liabilities	198	250	—	448
Total financial liabilities at fair value	$649	$272	$—	$921

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,684	$—	$—	$5,684
Municipal securities	—	70	—	70
Total securities segregated for regulatory purposes	5,684	70	—	5,754

Financial instruments owned, at fair value
Stocks	1,023	—	—	1,023
Options	354	—	—	354
U.S. and foreign government securities	39	—	—	39
Precious metals	—	12	—	12
Currency forward contracts	—	60	—	60
Total financial instruments owned, at fair value	1,416	72	—	1,488

Other assets
Customer-held fractional shares	144	—	—	144
Crypto-asset safeguarding asset	—	172	—	172
Other investments in equity securities	44	—	—	44
Total other assets	188	172	—	360
Total financial assets at fair value	$7,288	$314	$—	$7,602

	Financial Liabilities at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$77	$—	$—	$77
Options	104	—	—	104
Precious metals	—	7	—	7
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	181	12	—	193

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	144	—	—	144
Crypto-asset safeguarding liability	—	172	—	172
Total accounts payable, accrued expenses and other liabilities	144	172	—	316
Total financial liabilities at fair value	$325	$184	$—	$509

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the six months ended June 30, 2024.

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

	June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,918	$3,918	$3,918	$—	$—
Cash - segregated for regulatory purposes	31,370	31,370	31,370	—	—
Securities - segregated for regulatory purposes	21,822	21,822	—	21,822	—
Securities borrowed	6,218	6,218	—	6,218	—
Securities purchased under agreements to resell	6,211	6,211	—	6,211	—
Receivables from customers	55,252	55,252	—	55,252	—
Receivables from brokers, dealers and clearing organizations	1,810	1,810	—	1,810	—
Interest receivable	503	503	—	503	—
Other assets	24	26	—	3	23
Total financial assets, not measured at fair value	$127,128	$127,130	$35,288	$91,819	$23

Financial liabilities, not measured at fair value
Short-term borrowings	$11	$11	$—	$11	$—
Securities loaned	15,682	15,682	—	15,682	—
Payables to customers	103,373	103,373	—	103,373	—
Payables to brokers, dealers and clearing organizations	570	570	—	570	—
Interest payable	320	320	—	320	—
Total financial liabilities, not measured at fair value	$119,956	$119,956	$—	$119,956	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,753	$3,753	$3,753	$—	$—
Cash - segregated for regulatory purposes	28,840	28,840	28,840	—	—
Securities - segregated for regulatory purposes	29,632	29,632	—	29,632	—
Securities borrowed	5,835	5,835	—	5,835	—
Securities purchased under agreements to resell	5,504	5,504	—	5,504	—
Receivables from customers	44,472	44,472	—	44,472	—
Receivables from brokers, dealers and clearing organizations	1,643	1,643	—	1,643	—
Interest receivable	375	375	—	375	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$120,076	$120,077	$32,593	$87,463	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	11,347	11,347	—	11,347	—
Payables to customers	101,012	101,012	—	101,012	—
Payables to brokers, dealers and clearing organizations	590	590	—	590	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$113,277	$113,277	$—	$113,277	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	June 30, 2024
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$21,822 [1]	$—		$21,822	$(21,822)	$—
Securities borrowed	6,218	—		6,218	(5,986)	232
Securities purchased under agreements to resell	6,211	—		6,211	(6,211)	—
Financial instruments owned, at fair value
Options	26	—		26	(24)	2
Currency forward contracts	—	—		—	—	—
Total	$34,277	$—		$34,277	$(34,043)	$234

	(in millions)
Offsetting of financial liabilities
Securities loaned	$15,682	$—	$15,682	$(14,445)	$1,237
Financial instruments sold, but not yet purchased, at fair value
Options	290	—	290	(24)	266
Currency forward contracts	10	—	10	—	10
Total	$15,982	$—	$15,982	$(14,469)	$1,513

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$29,632 [1]	$—		$29,632	$(29,632)	$—
Securities borrowed	5,835	—		5,835	(5,618)	217
Securities purchased under agreements to resell	5,504	—		5,504	(5,504)	—
Financial instruments owned, at fair value
Options	354	—		354	(104)	250
Currency forward contracts	60	—		60	—	60
Total	$41,385	$—		$41,385	$(40,858)	$527

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,347	$—	$11,347	$(10,443)	$904
Financial instruments sold, but not yet purchased, at fair value
Options	104	—	104	(104)	—
Currency forward contracts	5	—	5	—	5
Total	$11,456	$—	$11,456	$(10,547)	$909

________________________

(1)As of June 30, 2024 and December 31, 2023, the Company had $21.8 billion and $29.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of June 30, 2024 and December 31, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$15,645	$—	$—	$—	$15,645
Corporate bonds	37	—	—	—	37
Total securities loaned	$15,682	$—	$—	$—	$15,682

	December 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,306	$—	$—	$—	$11,306
Corporate bonds	41	—	—	—	41
Total securities loaned	$11,347	$—	$—	$—	$11,347

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2024 and December 31, 2023, approximately $55.3 billion and $44.5 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2024		December 31, 2023
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$115,236	$9,579	$97,210	$8,437
Securities purchased under agreements to resell transactions [1]	28,228	27,788	35,198	34,825
Customer margin assets	73,108	20,221	54,847	17,234
	$216,572	$57,588	$187,255	$60,496

________________________

(1)As of June 30, 2024, $21.8 billion or 79% (as of December 31, 2023, $29.6 billion or 85%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2024 and December 31, 2023, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2024	2023

	(in millions)

Stocks	$15	$28
U.S. and foreign government securities	93	38
	$108	$66

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)

Geographic location [1]
United States	$296	$242	$568	$475
International	178	127	344	294
	$474	$369	$912	$769

Major types of services
Commissions	$406	$322	$785	$679
Market data fees [2]	18	18	35	36
Risk exposure fees [2]	24	10	43	16
Payments for order flow [2]	10	7	20	15
FDIC sweep fees [2]	7	4	13	8
Other [2]	9	8	16	15
	$474	$369	$912	$769

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $27 million and $26 million, as of June 30, 2024 and December 31, 2023, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of June 30, 2024 and December 31, 2023, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of June 30, 2024 and December 31, 2023, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)

Principal transactions	$28	$(5)	$41	$1
Gains (losses) from currency diversification strategy, net	(20)	(55)	(22)	(54)
Other, net	(44)	(3)	(37)	9
	$(36)	$(63)	$(18)	$(44)

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $4 million of plan contributions for each of the six months ended June 30, 2024 and 2023.

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

(2)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the six months ended June 30, 2024.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $54 million and $49 million for the six months ended June 30, 2024 and 2023, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of June 30, 2024 are $30 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2023 [1]	4,605,071
Granted	—
Canceled	(18,950)
Distributed	(1,347,296)
Balance, June 30, 2024	3,238,825

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the six months ended June 30, 2024.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Through June 30, 2024, a total of 1,392,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2024 and 2023 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2024 and 2023, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2024, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2013.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $2.6 million tax liability (including interest) for an uncertain tax position for an IRS audit primarily related to the IRC Section 199 Domestic Production Activities Deduction.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of June 30, 2024, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.81%. For the six months ended June 30, 2024, right-of-use assets obtained under new operating leases were $3 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	June 30,	December 31,
	2024	2023

	(in millions)

Right-of-use assets [1]	$107	$120
Lease liabilities [1]	$127	$143

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)

Operating lease cost	$8	$9	$17	$17
Variable lease cost	1	1	3	3
Total lease cost	$9	$10	$20	$20

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

June 30, 2024
(in millions)
2024 (remaining)	$16
2025	28
2026	23
2027	18
2028	17
2029	17
Thereafter	23
Total undiscounted operating lease payments	142
Less: imputed interest	(15)
Present value of operating lease liabilities	$127

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2024 and 2023, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On July 19, 2024, the Defendants filed a response to the petition for rehearing. The Court has not yet ruled on Harris Brumfield’s petition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)

Net revenues
United States	$836	$704	$1,664	$1,437
International	394	296	769	619
Total net revenues	$1,230	$1,000	$2,433	$2,056
Income before income taxes
United States	$656	$488	$1,303	$1,075
International	224	164	443	338
Total income before income taxes	$880	$652	$1,746	$1,413

15.  Regulatory Requirements

As of June 30, 2024, aggregate excess regulatory capital for all operating subsidiaries was $10.9 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2024.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$8,116	$1,062	$7,054
IBHK	1,158	312	846
IBIE	820	210	610
Other regulated operating subsidiaries	2,551	157	2,394
	$12,645	$1,741	$10,904

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2024, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023 were accounts receivable from directors, officers and their affiliates of $39 million and $6 million, respectively, and payables of $1,048 million and $985 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 25.7% of the membership interests of IBG LLC. The remaining approximately 74.3% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.7%	74.3%	100.0%
Membership interests	108,496,779	313,976,354	422,473,133

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

Our customer base is diverse with respect to geography and type. Currently, approximately 82% of our customers reside outside the United States (“U.S.”) in over 200 countries and territories, and over 80% of new customers come from outside the U.S. Approximately 56% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended June 30, 2024 (“current quarter”), world equities markets were mixed, with the U.S., U.K. and Hong Kong rising, while Canada, Europe, Japan and Australia fell. Shifting of political winds seen in European elections impacted that region, while in other regions the continuing fears about inflation and tight monetary policy pulled equity markets back, after a strong first quarter 2024 global stock market rally that anticipated lower rates and a global economic “soft landing”.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes reported by most major exchanges increased in the current quarter versus the prior-year quarter. Within U.S. equities, the dominance of a small number of technology stocks (the so-called “Magnificent 7”) continued, as these stocks were responsible for about 95% of the S&P 500 index’s gains during the current quarter, up from 63% in the prior-year quarter. U.S. stock trading volumes were higher versus the prior-year quarter and remained higher than pre-pandemic levels. In the U.S., according to industry data, average daily volume in exchange-listed equity-based options increased by 7%, futures by 14%, and listed cash equities by 9%, compared to the prior-year quarter. Options trading volumes continue to rise with the growing popularity of shorter-dated options contracts. In futures, market volumes increased across all product segments, particularly in commodities such as metals and energy, as well as in interest rate products and foreign exchange.

These factors led to strong results across our major product types. Our customer options, stock and futures volumes were up 35%, 26% and 10%, respectively, although foreign exchange volumes declined 16%, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our executed order volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined 15%, from an average of 16.5 in the prior-year quarter to 14.0 in the current quarter. Since the fourth quarter of 2022, volatility levels have been declining as the pandemic eased, the world economic outlook has improved, and recession fears have moderated. The current level of volatility is below long-term trends.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve held the benchmark federal funds rate steady in the current quarter, as it has since July of 2023. The U.S. Treasury yield curve remained inverted, with long-term rates lower than short-term. Some central banks, including Europe, Canada, and Switzerland, have perceived an easing in inflation and began to lower rates by 25 basis points. In other countries with developed financial markets, such as Australia and the United Kingdom, benchmark interest rates were mainly held steady as central banks continue to watch inflation.

Higher U.S. benchmark rates have boosted the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates and an inverted yield curve have led us to maintain a short duration portfolio, all of which matured within three months at June 30, 2024, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so higher rates have also improved the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

Rising rates also increase our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. Central banks in many other countries have also held their interest rates at higher levels. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on customer cash and margin loan balances increased compared to the prior-year quarter as the average federal funds effective rate increased to 5.33% in the current quarter from 4.99% in the prior-year quarter. During an extended period prior to and including part of 2022, when benchmark rates were at or near zero, the interest we paid on customer cash balances and earned on customer margin loans and investment of customer segregated funds resulted in spreads that were compressed. Today, now that nearly all benchmark interest rates are well over 50 basis points and spread compression is not a factor, we earn higher net interest income.

Higher interest rates contributed to a 14% rise in net interest income from the prior-year quarter. Combined with increases in average interest-earning assets, particularly in customer margin loans, these higher rates led to an increase of our net interest margin from 2.34% in the prior-year quarter to 2.42% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.22% compared to its value at March 31, 2024, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.65 for the current quarter, compared to diluted earnings per share of $1.20 for the prior-year quarter. Adjusted diluted earnings per share were $1.76 for the current quarter and $1.32 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,230 million and income before income taxes was $880 million, compared to net revenues of $1,000 million and income before income taxes of $652 million in the prior-year quarter. Adjusted net revenues were $1,290 million and adjusted income before income taxes was $940 million, compared to adjusted net revenues of $1,064 million and adjusted income before income taxes of $716 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 26% to $406 million on higher customer trading volumes. Customer trading volume in options, stocks and futures increased 35%, 26% and 10%, respectively.

•Net interest income increased 14% to $792 million on higher benchmark interest rates, customer margin loans and customer credit balances.

•Other fees and services increased $21 million, or 45%, to $68 million, driven primarily by increases of $14 million in risk exposure fees and $3 million each in payments for order flow from exchange-mandated programs and FDIC sweep program fees.

•Execution, clearing and distribution fees expenses increased 24% to $115 million, driven by higher customer trading volumes and an increase in the SEC fee rate during the current quarter.

•Pretax profit margin was 72% for the current quarter, up from 65% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 73%, up from 67% in the prior-year quarter.

•Total equity as of June 30, 2024 was $15.2 billion.

In connection with our currency diversification strategy, as of June 30, 2024, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $30 million (compared to a decrease of $24 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.22%, compared to its value as of March 31, 2024. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (loss of $20 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $10 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated in recent years, and changes in Chinese governmental oversight of Hong Kong and in the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets. We continue to monitor the war and assess any potential impact to our business, including effects relating to currency control restrictions imposed by the Central Bank of Russia and other governments, and restrictions by the Moscow Stock Exchange (“MOEX”) regarding the sale of assets by non-Russian residents, as well as sanctions imposed by the U.S., the U.K., the European Union and other countries against the MOEX, the Russian clearinghouse (National Clearing Centre, or NCC) and Russian Depository (Non-Bank Credit Institution Joint Stock Company National Settlement Depository, or NSD).

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2021	646,440		27,334		673,774
2022	532,064	(18%)	26,966	(1%)	559,030	(17%)
2023	483,015	(9%)	29,712	10%	512,727	(8%)

2Q2023	115,611		6,836		122,447
2Q2024	150,292	30%	13,215	93%	163,507	34%

1Q2024	143,320		9,190		152,510
2Q2024	150,292	5%	13,215	44%	163,507	7%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	887,849		154,866		771,273,709
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)

2Q2023	236,803		49,644		58,720,684
2Q2024	321,141	36%	55,171	11%	73,734,105	26%

1Q2024	307,593		54,046		64,027,092
2Q2024	321,141	4%	55,171	2%	73,734,105	15%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	852,169		152,787		766,211,726
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)

2Q2023	227,884		49,040		57,711,637
2Q2024	308,298	35%	54,106	10%	72,480,534	26%

1Q2024	296,146		53,018		62,898,480
2Q2024	308,298	4%	54,106	2%	72,480,534	15%

_________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	35,680		2,079		5,061,983
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)

2Q2023	8,919		604		1,009,047
2Q2024	12,843	44%	1,065	76%	1,253,571	24%

1Q2024	11,447		1,028		1,128,612
2Q2024	12,843	12%	1,065	4%	1,253,571	11%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2024	2Q2023	% Change
Total Accounts (in thousands)	2,924	2,290	28%
Customer Equity (in billions) [1]	$497.2	$365.0	36%
Total Customer DARTs (in thousands) [2]	2,386	1,865	28%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.01	$3.11	(3%)
Cleared Avg. DARTs per Account (Annualized)	187	186	1%

Consecutive Quarters	2Q2024	1Q2024	% Change
Total Accounts (in thousands)	2,924	2,746	6%
Customer Equity (in billions) [1]	$497.2	$465.9	7%
Total Customer DARTs (in thousands) [2]	2,386	2,350	2%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$3.01	$2.93	3%
Cleared Avg. DARTs per Account (Annualized)	187	197	(5%)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except share and per share amounts)

Revenues
Commissions	$406	$322	$785	$679
Other fees and services	68	47	127	90
Other income (loss)	(36)	(63)	(18)	(44)
Total non-interest income	438	306	894	725

Interest income	1,828	1,545	3,588	2,892
Interest expense	(1,036)	(851)	(2,049)	(1,561)
Total net interest income	792	694	1,539	1,331
Total net revenues	1,230	1,000	2,433	2,056

Non-interest expenses
Execution, clearing and distribution fees	115	93	216	188
Employee compensation and benefits	146	136	291	264
Occupancy, depreciation and amortization	25	25	51	49
Communications	10	10	20	19
General and administrative	52	85	102	121
Customer bad debt	2	(1)	7	2
Total non-interest expenses	350	348	687	643
Income before income taxes	880	652	1,746	1,413
Income tax expense	71	51	142	112
Net income	809	601	1,604	1,301
Less net income attributable to noncontrolling interests	630	476	1,250	1,028
Net income available for common stockholders	$179	$125	$354	$273

Earnings per share
Basic	$1.67	$1.21	$3.30	$2.65
Diluted	$1.65	$1.20	$3.27	$2.62

Weighted average common shares outstanding
Basic	107,719,020	103,587,557	107,394,925	103,274,846
Diluted	108,626,836	104,463,729	108,388,138	104,254,888

Comprehensive income
Net income available for common stockholders	$179	$125	$354	$273
Other comprehensive income
Cumulative translation adjustment, before income taxes	(2)	7	(28)	12
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(2)	7	(28)	12
Comprehensive income available for common stockholders	$177	$132	$326	$285

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$630	$476	$1,250	$1,028
Other comprehensive income - cumulative translation adjustment	(8)	24	(84)	38
Comprehensive income attributable to noncontrolling interests	$622	$500	$1,166	$1,066

Three Months Ended June 30, 2024 (“current quarter”) compared to the Three Months Ended June 30, 2023 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $230 million, or 23%, compared to the prior-year quarter, to $1,230. The increase in net revenues was due to higher net interest income, commissions, other income, and other fees and services.

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

Commissions, for the current quarter, increased $84 million, or 26%, compared to the prior-year quarter, to $406 million, driven by higher customer volume in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 35%, 10% and 26%, respectively. Total DARTs for the current quarter increased 28% to 2.4 million, compared to 1.9 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 3% to $3.01, compared to $3.11 for the prior-year quarter, due to a mix of smaller average order sizes in stocks and futures, and lower average commission per contract in options.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $21 million, or 45%, compared to the prior-year quarter, to $68 million, driven by a $14 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $3 million increase in FDIC sweep fees due to higher benchmark interest rates and customer balances, and a $3 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes.

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

Other income, for the current quarter, increased $27 million, a 43% reduction in loss, compared to the prior-year quarter, to a loss of $36 million. This increase was mainly comprised of $35 million related our currency diversification strategy, which lost $20 million in the current quarter compared to a loss of $55 million in the prior-year quarter; $16 million from our principal trading activities; $15 million related to our strategic investment in Tiger Brokers; and a $9 million increase in net gains from equity method investments; partially offset by a $48 million loss on positions taken over as customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed.

Interest Income and Interest Expense

We earn interest on margin lending to customers that is secured by marketable securities and currency balances these customers hold with us; from our investments in U.S. and foreign government securities; from borrowing and lending securities; on deposits (in positive interest rate currencies) with banks; and on certain customers’ cash balances in negative rate currencies. We pay interest on customer cash balances (in sufficiently positive interest rate currencies); for borrowing and lending securities; on deposits (in negative interest rate currencies) with banks; and on our borrowings.

Net interest income (interest income less interest expense), for the current quarter, increased $98 million, or 14%, compared to the prior-year quarter, to $792 million. The increase in net interest income was driven by higher benchmark interest rates, customer margin loans and customer credit balances.

Net interest income on customer balances, for the current quarter, increased $128 million, compared to the prior-year quarter, driven by an increase in the average federal funds effective rate to 5.33% from 4.99% in the prior-year quarter, a $12.4 billion increase in average customer margin loans, and a $6.3 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a meaningful portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with near zero or negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies move above or below zero.

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

In the current quarter, average securities borrowed balances increased 4%, to $5.9 billion, and average securities loaned balances increased 41%, to $13.7 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $54 million, or 68%, compared to the prior-year quarter, driven by lower demand for selling stocks short, as the stock market rose steadily in the current quarter, and fewer so-called “hard to borrow” stocks industry wide. As noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $194 million in the current quarter, compared to $190 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Three Months Ended June 30,
	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$60,057	$61,038
Customer margin loans	52,422	39,989
Securities borrowed	5,898	5,649
Other interest-earning assets	11,218	10,090
FDIC sweeps [1,3]	4,023	2,719
	$133,618	$119,485

Average interest-bearing liabilities
Customer credit balances	$102,709	$96,416
Securities loaned	13,688	9,729
Other interest-bearing liabilities	1	-
	$116,398	$106,145

Net interest income
Segregated cash and securities, net	$740	$700
Customer margin loans [2]	755	547
Securities borrowed and loaned, net	25	79
Customer credit balances, net [2]	(894)	(774)
Other net interest income [1,3]	179	145
Net interest income [3]	$805	$697

Net interest margin ("NIM")	2.42%	2.34%

Annualized Yields
Segregated cash and securities	4.96%	4.60%
Customer margin loans	5.79%	5.49%
Customer credit balances	3.50%	3.22%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2024 and 2023, $7 million and $5 million were reported in other fees and services, respectively, and $6 and -$2 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $2 million, or 1%, compared to the prior-year quarter, to $350 million, mainly due to a $22 million increase in execution and clearing fees, a $10 million increase in employee compensation and benefits, and a $3 million increase in customer bad debt expense; partially offset by a $33 million decrease in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 28% for the current quarter and 35% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $22 million, or 24%, compared to the prior-year quarter, to $115 million, mainly driven by higher customer trading volumes and a $9 million increase in SEC regulatory fees due to an increase in the SEC fee rate effective May 22, 2024. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for both the current quarter and the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $10 million, or 7%, compared to the prior-year quarter, to $146 million, mainly due to inflation and a 2% increase in the average number of employees to 2,951 for the current quarter, compared to 2,890 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current quarter and 14% for the prior-year quarter. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 11% for the current quarter and 13% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, were unchanged from the prior-year quarter at $25 million. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current quarter and 3% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, were unchanged from the prior-year quarter at $10 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $33 million, or 39%, compared to the prior-year quarter, to $52 million, primarily due to the non-recurrence of legal reserves related to the previously-disclosed regulatory investigation into the use of unapproved electronic messaging subject to record-keeping requirements in the prior-year quarter; partially offset by higher advertising and legal expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 9% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, increased $3 million, compared to the prior-year quarter, to $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $20 million, or 39%, compared to the prior-year quarter, to $71 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.7% in the prior-year quarter to 25.6% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$880	$651
IBG, Inc. stand-alone income before income taxes and eliminations	(4)	(2)
Operating subsidiaries income before income taxes	$884	$653

Operating subsidiaries
Income before income taxes	$884	$653
Income tax expense	35	21
Net income available to members	$849	$632

IBG, Inc.
Average ownership percentage in IBG LLC	25.6%	24.7%
Net income available to IBG, Inc. from operating subsidiaries	$216	$157
IBG, Inc. stand-alone income before income taxes	(1)	(2)
Income before income taxes	215	155
Income tax expense	36	30
Net income available to common stockholders	$179	$125

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$35	$21
Income tax expense attributable to IBG, Inc.	36	30
Consolidated income tax expense	$71	$51

Operating Results

Income before income taxes, for the current quarter, increased $228 million, or 35%, compared to the prior-year quarter, to $880 million. Pretax profit margin was 72% for the current quarter and 65% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,290 million, up 21%; adjusted income before income taxes was $940 million, up 31%; and adjusted pre-tax profit margin was 73% for the current quarter and 67% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2024 (“current six-month period”) compared to the Six Months Ended June 30, 2023 (“prior-year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, increased $377 million, or 18%, compared to the prior-year six-month period, to $2,433 million. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

Commissions, for the current six-month period, increased $106 million, or 16%, compared to the prior-year six-month period, to $785 million, driven by higher customer volume in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 29%, 3% and 2%, respectively. Total DARTs for the current six-month period increased 26% to 2.5 million, compared to 2.0 million for the prior-year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, decreased 5% to $2.97, compared to $3.13 for the prior-year six-month period, due to smaller average order sizes in stocks and options, partially offset by larger average order sizes in futures.

Other Fees and Services

Other fees and services, for the current six-month period, increased $37 million, or 41%, compared to the prior-year six-month period, to $127 million, driven by a $27 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $5 million increase in FDIC sweep fees due to higher benchmark interest rates and customer balances, and a $5 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes.

Other Income

Other income, for the current six-month period, increased $26 million, compared to the prior-year six-month period, to a loss of $18 million. This increase was mainly comprised of $46 million from our principal trading activities, $32 million related to our currency diversification strategy, which lost $22 million in the current six-month period compared to a loss of $54 million in the prior-year six-month period, and $4 million related to our strategic investment in Tiger Brokers; partially offset by a $48 million loss on positions taken over as customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed, and $8 million from our U.S. government securities portfolio which lost less than $1 million in the current six-month period compared to a gain of $8 million in the prior-year six-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $208 million, or 16%, compared to the prior-year six-month period, to $1,539 million. The increase in net interest income was driven by higher benchmark interest rates, customer margin loans and customer credit balances.

Net interest income on customer balances, for the current six-month period, increased $262 million, compared to the prior-year six-month period, driven by an increase in the average federal funds effective rate to 5.33% from 4.75% in the prior-year six-month period, a $9.9 billion increase in average customer margin loans, and a $5.0 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

Yields are generally a reflection of benchmark interest rates in each currency in which the Company and its customers hold cash balances. Because a meaningful portion of customer cash and margin loans are denominated in currencies other than the U.S. dollar, changes in U.S. benchmark interest rates do not impact the total amount of segregated cash and securities, customer margin loans and customer credit balances. Furthermore, because interest, when benchmark rates are at sufficiently high levels, is paid only on eligible cash credit balances (i.e., balances over $10 thousand or equivalent, in securities accounts with over $100 thousand in equity, and in smaller accounts at reduced rates), changes in benchmark interest rates are not passed through to the total amount of customer credit balances. Finally, the Company’s policies with respect to currencies with near zero or negative interest rates impact the overall yields on segregated cash and customer credit balances as effective interest rates in those currencies move above or below zero.

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

In the current six-month period, average securities borrowed balances increased 7%, to $5.6 billion, and average securities loaned balances increased 39%, to $12.7 billion, compared to the prior-year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current six-month period, net interest earned from securities lending transactions decreased $116 million, or 69%, compared to the prior-year six-month period, driven by lower demand for selling stocks short, as the stock market rose steadily in the current six-month period, and fewer so-called “hard to borrow” stocks industry wide. As noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $360 million in the current six-month period, compared to $380 million in the prior-year six-month period. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Six Months Ended June 30,
	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$60,595	$60,359
Customer margin loans	49,538	39,646
Securities borrowed	5,633	5,259
Other interest-earning assets	10,585	9,932
FDIC sweeps [1,3]	3,942	2,574
	$130,293	$117,770

Average interest-bearing liabilities
Customer credit balances	$101,110	$96,109
Securities loaned	12,711	9,150
Other interest-bearing liabilities	1	1
	$113,821	$105,260

Net interest income
Segregated cash and securities, net	$1,504	$1,303
Customer margin loans [2]	1,433	1,024
Securities borrowed and loaned, net	51	167
Customer credit balances, net [2]	(1,775)	(1,427)
Other net interest income [1,3]	354	270
Net interest income [3]	$1,567	$1,337

Net interest margin ("NIM")	2.42%	2.29%

Annualized Yields
Segregated cash and securities	4.99%	4.35%
Customer margin loans	5.82%	5.21%
Customer credit balances	3.53%	2.99%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2024 and 2023, $13 million and $8 million were reported in other fees and services, respectively, and $15 and -$2 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $44 million, or 7%, compared to the prior-year six-month period, to $687 million, mainly due to a $28 million increase in execution and clearing fees, a $27 million increase in employee compensation and benefits, a $5 million increase in customer bad debt expense, and a $2 million increase in occupancy, depreciation and amortization expenses; partially offset by a $19 million decrease in general and administrative costs. As a percentage of total net revenues, non-interest expenses were 28% for the current six-month period and 31% for the prior-year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, increased $28 million, or 15%, compared to the prior-year six-month period, to $216 million, mainly driven by higher customer trading volumes and a $6 million increase in SEC regulatory fees due to an increase in the SEC fee rate effective May 22, 2024. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for both the current six-month period and the prior-year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $27 million, or 10%, compared to the prior-year six-month period, to $291 million, mainly due to inflation and a 3% increase in the average number of employees to 2,945 for the current six-month period, compared to 2,867 for the prior-year six-month period. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 12% for the current six-month period and 13% for the prior-year six-month period. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 12% for the current six-month period and 13% for the prior-year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, increased $2 million, or 4%, compared to the prior-year six-month period, to $51 million, mainly due to higher costs related to the expansion of our data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current six-month period and the prior-year six-month period.

Communications

Communications expenses, for the current six-month period increased $1 million, or 5%, compared to the prior-year six-month period, to $20 million. As a percentage of total net revenues, communications expenses were 1% for both the current six-month period and the prior-year six-month period.

General and Administrative

General and administrative expenses, for the current six-month period, decreased $19 million, or 16%, compared to the prior-year six-month period, to $102 million, primarily due to the non-recurrence of legal reserves related to the previously-disclosed regulatory investigation into the use of unapproved electronic messaging subject to record-keeping requirements in the prior-year six-month period; partially offset by higher advertising and legal expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current six-month period and 6% for the prior-year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, increased $5 million, compared to the prior-year six-month period, to $7 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current six-month period, increased $30 million, or 27%, compared to the prior-year six-month period, to $142 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.6% in the prior-year six-month period to 25.5% in the current six-month period.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,746	$1,413
IBG, Inc. stand-alone income before income taxes and eliminations	(5)	(3)
Operating subsidiaries income before income taxes	$1,751	$1,416

Operating subsidiaries
Income before income taxes	$1,751	$1,416
Income tax expense	70	51
Net income available to members	$1,681	$1,365

IBG, Inc.
Average ownership percentage in IBG LLC	25.5%	24.6%
Net income available to IBG, Inc. from operating subsidiaries	$428	$337
IBG, Inc. stand-alone income before income taxes	(2)	(3)
Income before income taxes	426	334
Income tax expense	72	61
Net income available to common stockholders	$354	$273

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$70	$51
Income tax expense attributable to IBG, Inc.	72	61
Consolidated income tax expense	$142	$112

Operating Results

Income before income taxes, for the current six-month period, increased $333 million, or 24%, compared to the prior-year six-month period, to $1,746 million. Pretax profit margin was 72% for the current six-month period and 69% for the prior-year six-month period.

Comparing our operating results for the current six-month period to the prior-year six-month period using non-GAAP financial measures, adjusted net revenues were $2,506 million, up 21%; adjusted income before income taxes was $1,819 million, up 27%; and adjusted pre-tax profit margin was 73% for the current six-month period and 69% for the prior-year six-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting which are measured at fair value, on our U.S. government and municipal securities portfolios, which are typically held to maturity, and on certain other investments, including equity securities taken over by the Company from customers as a customer accommodation due to a technical issue at the New York Stock Exchange on the morning of June 3, 2024. In the event an investment is sold prior to maturity, accumulated gains (losses) are realized and previously accumulated non-GAAP adjustments are reversed in the period of sale.

We also report compensation and benefits expenses as a percentage of adjusted net revenues, as we believe this measure is useful to investors and analysts in evaluating the growth of our workforce in relation to the growth of our core revenues.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, measures of financial performance prepared in accordance with GAAP 1.

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,230	$1,000	$2,433	$2,056
Non-GAAP adjustments
Currency diversification strategy, net	20	55	22	54
Mark-to-market on investments	40	9	51	(31)
Total non-GAAP adjustments	60	64	73	23
Adjusted net revenues	$1,290	$1,064	$2,506	$2,079

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$880	$652	$1,746	$1,413
Non-GAAP adjustments
Currency diversification strategy, net	20	55	22	54
Mark-to-market on investments	40	9	51	(31)
Total non-GAAP adjustments	60	64	73	23
Adjusted income before income taxes	$940	$716	$1,819	$1,436

Adjusted pre-tax profit margin	73%	67%	73%	69%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$179	$125	$354	$273
Non-GAAP adjustments
Currency diversification strategy, net	5	14	5	14
Mark-to-market on investments	10	2	13	(8)
Income tax effect of above adjustments [1]	(3)	(3)	(4)	(1)
Total non-GAAP adjustments	12	13	14	5
Adjusted net income available for common stockholders	$191	$138	$368	$278

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.65	$1.20	$3.27	$2.62
Non-GAAP adjustments
Currency diversification strategy, net	0.05	0.13	0.05	0.13
Mark-to-market on investments	0.09	0.02	0.12	(0.07)
Income tax effect of above adjustments [1]	(0.03)	(0.03)	(0.04)	(0.01)
Total non-GAAP adjustments	0.11	0.12	0.13	0.04
Adjusted diluted EPS	$1.76	$1.32	$3.40	$2.67

Diluted weighted average common shares outstanding	108,626,836	104,463,729	108,388,138	104,254,888

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of June 30, 2024, total assets were $136.6 billion of which approximately $135.3 billion, or 99.0%, were considered liquid.

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

As of June 30, 2024, liability balances in connection with securities loaned and payables to customers were higher than the average monthly balance during the current quarter and short-term borrowings were lower than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2024 were $1,602 million ($1,625 million as of December 31, 2023). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2024, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 20% to $15.2 billion as of June 30, 2024, from $12.7 billion as of June 30, 2023. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Six Months Ended June 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$3,304	$1,196
Net cash used in investing activities	(27)	(9)
Net cash used in financing activities	(470)	(389)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(112)	50
Increase in cash, cash equivalents, and restricted cash	$2,695	$848

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

Six months Ended June 30, 2024: Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $2,695 million to $35.3 billion for the six months ended June 30, 2024. We raised $3,304 million in net cash from operating activities mainly driven by investments in securities segregated for regulatory purposes which decreased $7.1 billion, securities loaned which increased $4.3 billion and customer credit balances which increased $2.4 billion; partially offset by customer margin loans which increased $10.8 billion. We used net cash of $497 million in our investing and financing activities, primarily for distributions to noncontrolling interests, dividends paid to our common stockholders, payments made to Holdings under the Tax Receivable Agreement, and repayment of short-term borrowings. Investing activities mainly consisted of purchases of other investments and property, equipment and intangible assets.

Six months Ended June 30, 2023: For a discussion of changes in cash flows for the six months ended June 30, 2023 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023.

Regulatory Capital Requirements

As of June 30, 2024, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $23 million and $32 million for the six months ended June 30, 2024 and 2023, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of June 30, 2024, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of June 30, 2024, there were no definitive agreements with respect to any material acquisition.

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

Accounting Pronouncements Issued but Not Yet Adopted

For additional information regarding FASB Accounting Standards Updates (“ASU” s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – “Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on form 10-Q.

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

The U.S. dollar value of the GLOBAL decreased 0.57% as of June 30, 2024 compared to June 30, 2023. As of June 30, 2024, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2023				As of 6/30/2024
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.8%	$9,593	1.0000	0.720	76.2%	$11,572	0.4%
EUR	0.09	1.0912	0.098	10.3%	1,308	1.0714	0.096	10.2%	1,550	-0.1%
JPY	3.91	0.0069	0.027	2.9%	361	0.0062	0.024	2.6%	391	-0.3%
GBP	0.02	1.2698	0.025	2.7%	338	1.2645	0.025	2.7%	406	0.0%
CHF	0.02	1.1167	0.022	2.4%	298	1.1127	0.022	2.4%	358	0.0%
CNH	0.13	0.1376	0.018	1.9%	238	0.1370	0.018	1.9%	286	0.0%
INR	1.10	0.0122	0.013	1.4%	178	0.0120	0.013	1.4%	212	0.0%
CAD	0.02	0.7551	0.011	1.2%	151	0.7310	0.011	1.2%	176	0.0%
AUD	0.02	0.6664	0.010	1.1%	133	0.6669	0.010	1.1%	161	0.0%
HKD	0.04	0.1276	0.004	0.5%	59	0.1281	0.004	0.5%	72	0.0%
			0.950	100.0%	$12,657		0.945	100.0%	$15,184	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2024.

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

Based on customer balances and investments outstanding as of June 30, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $59 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $20 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of June 30, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $59 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $18 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2024, we had $55.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2024, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The summary of the Company’s stock repurchase activity for the three months ended June 30, 2024, is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased	per Share	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions (1)	450,659	$ 119.13	N/A	N/A

______________________________

(1)All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2024 vesting of the amended 2007 Stock Incentive Plan. The Company facilitated the sale of these shares in open market transactions. See Note 10 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding the amended 2007 Stock Incentive Plan.

The Company provides employees with two options to pay for their withholding tax obligations which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. During the three months ended June 30, 2024, the Company sold 450,659 shares of its Class A common stock (with a fair value of $54 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended on Form S-8 that registered shares of the Company’s Class A common stock, $0.01 par value, for issuance under the Company’s amended 2007 Stock Incentive Plan (the “Plan”). As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Post-Effective Amendment contains a reoffer prospectus that registers 6,400,000 shares of the Company’s Class A common stock. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On April 24, 2024, Mr. Thomas Peterffy, Chairman of the Board of Directors, adopted a new Rule 10b5-1 trading plan for the sale of the remaining 1,692,901 shares of our common stock which he received in prior member redemptions, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The transactions will occur until the earlier of the date on which all shares are sold, November 6, 2024, or the plan is terminated in accordance with its terms and applicable laws.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 5, 2024