Form 10-Q
period 2024-09-30
Interactive Brokers Group, Inc.
filed 2024-11-07
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 OR

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

As of November 2, 2024, there were 108,878,979 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$3,595	$3,753
Cash - segregated for regulatory purposes	35,216	28,840
Securities - segregated for regulatory purposes	31,103	35,386
Securities borrowed	7,513	5,835
Securities purchased under agreements to resell	8,176	5,504
Financial instruments owned, at fair value
Financial instruments owned	2,844	1,422
Financial instruments owned and pledged as collateral	105	66
Total financial instruments owned, at fair value	2,949	1,488
Receivables
Customers, less allowance for credit losses of $24 and $10 as of September 30, 2024 and December 31, 2023	56,006	44,472
Brokers, dealers, and clearing organizations	2,210	1,643
Interest	423	375
Total receivables	58,639	46,490
Other assets	1,335	1,127
Total assets	$148,526	$128,423
Liabilities and equity
Short-term borrowings	$33	$17
Securities loaned	16,818	11,347
Financial instruments sold, but not yet purchased, at fair value	381	193
Payables
Customers	112,579	101,012
Brokers, dealers, and clearing organizations	1,202	590
Affiliate	185	210
Accounts payable, accrued expenses and other liabilities	996	676
Interest	327	311
Total payables	115,289	102,799
Total liabilities	132,521	114,356
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 109,009,224 and 107,178,928 shares, Outstanding – 108,867,197 and 107,045,894 shares as of September 30, 2024 and December 31, 2023	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,804	1,726
Retained earnings	2,325	1,852
Accumulated other comprehensive income, net of income taxes of $0 as of both September 30, 2024 and December 31, 2023	19	8
Treasury stock, at cost, 142,027 and 133,034 shares as of September 30, 2024 and December 31, 2023	(4)	(3)
Total stockholders’ equity	4,145	3,584
Noncontrolling interests	11,860	10,483
Total equity	16,005	14,067
Total liabilities and equity	$148,526	$128,423

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2024	2023	2024	2023
Revenues
Commissions	$435	$333	$1,220	$1,012
Other fees and services	72	52	199	142
Other income (loss)	56	27	38	(17)
Total non-interest income	563	412	1,457	1,137

Interest income	1,888	1,643	5,476	4,535
Interest expense	(1,086)	(910)	(3,135)	(2,471)
Total net interest income	802	733	2,341	2,064
Total net revenues	1,365	1,145	3,798	3,201

Non-interest expenses
Execution, clearing and distribution fees	116	98	332	286
Employee compensation and benefits	145	127	436	391
Occupancy, depreciation and amortization	26	25	77	74
Communications	9	10	29	29
General and administrative	153	45	255	166
Customer bad debt	7	—	14	2
Total non-interest expenses	456	305	1,143	948
Income before income taxes	909	840	2,655	2,253
Income tax expense	75	68	217	180
Net income	834	772	2,438	2,073
Less net income attributable to noncontrolling interests	650	605	1,900	1,633
Net income available for common stockholders	$184	$167	$538	$440

Earnings per share
Basic	$1.68	$1.57	$4.98	$4.22
Diluted	$1.67	$1.56	$4.94	$4.19
Weighted average common shares outstanding
Basic	108,757,991	106,233,557	107,852,597	104,271,921
Diluted	109,536,360	107,011,427	108,774,195	105,184,572

Comprehensive income
Net income available for common stockholders	$184	$167	$538	$440
Other comprehensive income
Cumulative translation adjustment, before income taxes	39	(19)	11	(7)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	39	(19)	11	(7)
Comprehensive income available for common stockholders	$223	$148	$549	$433

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$650	$605	$1,900	$1,633
Other comprehensive income - cumulative translation adjustment	114	(57)	30	(19)
Comprehensive income attributable to noncontrolling interests	$764	$548	$1,930	$1,614

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$2,438	$2,073
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	7	9
Depreciation and amortization	51	49
Amortization of right-of-use assets	22	20
Employee stock plan compensation	80	75
Unrealized (gains) losses on other investments, net	(18)	(21)
Customer bad debt expense	14	2
Shares distributed to customers under IBKR Promotions	17	7
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	4,283	446
Securities borrowed	(1,678)	(729)
Securities purchased under agreements to resell	(2,672)	549
Financial instruments owned, at fair value	(1,461)	(870)
Receivables from customers	(11,548)	(4,844)
Other receivables	(615)	1,644
Other assets	(135)	(59)
Securities loaned	5,471	1,542
Financial instruments sold, but not yet purchased, at fair value	188	52
Payable to customers	11,567	1,678
Other payables	875	552
Net cash provided by operating activities	6,886	2,175
Cash flows from investing activities
Purchases of other investments	(28)	(10)
Distributions received and proceeds from sales of other investments	—	23
Purchase of property, equipment and intangible assets	(34)	(40)
Net cash used in investing activities	(62)	(27)
Cash flows from financing activities
Short-term borrowings, net	16	(7)
Dividends paid to stockholders	(65)	(31)
Distributions to noncontrolling interests	(576)	(453)
Repurchases of common stock for employee tax withholdings	(54)	(34)
Proceeds from the sale of treasury stock	57	34
Payments made under the Tax Receivable Agreement	(25)	(25)
Net cash used in financing activities	(647)	(516)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(26)
Net increase in cash, cash equivalents and restricted cash	6,218	1,606
Cash, cash equivalents and restricted cash at beginning of period	32,593	28,603
Cash, cash equivalents and restricted cash at end of period	$38,811	$30,209
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,595	3,824
Cash segregated for regulatory purposes	35,216	26,385
Cash, cash equivalents and restricted cash at end of period	$38,811	$30,209
Supplemental disclosures of cash flow information
Cash paid for interest	$3,119	$2,375
Cash paid for taxes, net	$213	$162
Cash paid for amounts included in lease liabilities	$31	$26
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$39	$229
Redemption of member interests from IBG Holdings LLC	$(39)	$(229)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$40	$32
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(40)	$(32)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2024

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2023	107,178,928	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock - IBKR Promotion	50,000		1	(4)			(3)	3	—
Common stock distributed pursuant to stock incentive plans
Net distribution of common stock - IBKR Promotion				4			4	1	5
Compensation for stock grants vesting in the future			8				8	20	28
Dividends paid to stockholders - $0.10 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(123)	(123)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					175	(26)	149	544	693
Balance, March 31, 2024	107,228,928	$1	$1,736	$(3)	$2,016	$(18)	$3,732	$10,927	$14,659
Common stock distributed pursuant to stock incentive plans	1,347,296						—
Issuance of common stock - IBKR Promotion	50,000		2	(6)			(4)	4	—
Net distribution of common stock - IBKR Promotion				5			5	—	5
Compensation for stock grants vesting in the future			6				6	20	26
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	2	57
Dividends paid to stockholders - $0.25 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(281)	(281)
Adjustments for changes in proportionate ownership in IBG LLC			37				37	(37)	—
Comprehensive income					179	(2)	177	622	799
Balance, June 30, 2024	108,626,224	$1	$1,782	$(4)	$2,168	$(20)	$3,927	$11,257	$15,184
Issuance of common stock in follow-on offering	333,000		12				12	(12)	—
Common stock distributed pursuant to stock incentive plans							—		—
Issuance of common stock - IBKR Promotion	50,000		1	(6)			(5)	5	—
Net distribution of common stock - IBKR Promotion				6			6		6
Compensation for stock grants vesting in the future			6				6	20	26
Deferred tax benefit retained - follow-on offering			1				1		1
Dividends paid to stockholders - $0.25 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(172)	(172)
Adjustments for changes in proportionate ownership in IBG LLC			2				2	(2)	—
Comprehensive income					184	39	223	764	987
Balance, September 30, 2024	109,009,224	$1	$1,804	$(4)	$2,325	$19	$4,145	$11,860	$16,005

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 150 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2024, the Company had 2,969 employees worldwide.

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

Certain operating subsidiaries are members of various securities and commodities exchanges in North America, Europe and the Asia/Pacific region and are subject to regulatory capital and other requirements (see Note 15). IB LLC, IBKRSS, IBC, IBUK, IBIE, IBI, IBHK, IBSJ, IBSG and IBA carry securities accounts for customers or perform custodial functions relating to customer securities.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of September 30, 2024, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2024	2023

	(in millions)

U.S. and foreign government securities	$6,631	$5,684
Municipal securities	57	70
Securities purchased under agreements to resell [1]	24,415	29,632
	$31,103	$35,386

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2024	2023

	(in millions)

Equity method investments [1]	$157	$142
Investments in equity securities at adjusted cost [2]	28	22
Investments in equity securities at fair value [2]	54	44
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$241	$210

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of less than one year to twelve years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

As of September 30, 2024, the fair value of the Company’s customers’ crypto-assets held at the CSPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Accounts payable, accrued expenses and other liabilities” and “Other assets,” respectively, in the condensed consolidated statements of financial condition, was $242 million ($172 million as of December 31, 2023), which consisted of $187 million of Bitcoin, $53 million of Ethereum and $2 million of other crypto-assets. Changes in the fair value of crypto-assets, held by our customers, do not impact our condensed consolidated statements of comprehensive income unless a loss event is identified. As of September 30, 2024, no loss events were identified.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. The Company is continuing to evaluate the potential impact of the EU’s Pillar Two Directive and similar legislations adopted by other countries on its results of operations, financial condition and cash flows.

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

FASB Standards issued but not adopted as of September 30, 2024

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,879,779	313,643,354	422,523,133

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. As of September 30, 2024 and December 31, 2023, 1,000,000,000 shares of Class A common stock were authorized, of which 109,009,224 and 107,178,928 shares have been issued; and 108,867,197 and 107,045,894 shares were outstanding, respectively. Class B common stock is comprised of 100 authorized shares, of which 100 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. In addition, 10,000 shares of preferred stock have been authorized, of which no shares are issued or outstanding as of September 30, 2024 and December 31, 2023, respectively.

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2024 and December 31, 2023, the unamortized balance of these deferred tax assets was $190 million and $197 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2024 were $688 million, $585 million and $103 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $293 million through September 30, 2024 under the terms of the Tax Receivable Agreement.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions. From 2019 through the quarter ended September 30, 2024, the Company issued 570,000 shares and an additional 50,000 shares in October 2024 to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$184	$167	$538	$440
Weighted average shares of common stock outstanding
Class A	108,757,891	106,233,457	107,852,497	104,271,821
Class B	100	100	100	100
	108,757,991	106,233,557	107,852,597	104,271,921
Basic earnings per share	$1.68	$1.57	$4.98	$4.22

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$184	$167	$538	$440
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	108,757,891	106,233,457	107,852,497	104,271,821
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	778,369	777,870	921,598	912,651
Class B	100	100	100	100
	109,536,360	107,011,427	108,774,195	105,184,572
Diluted earnings per share	$1.67	$1.56	$4.94	$4.19

Member Distributions and Stockholder Dividends

During the nine months ended September 30, 2024, IBG LLC made distributions totaling $774 million, to its members, of which IBG, Inc.’s proportionate share was $198 million. In March 2024, the Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $11 million. In June and September 2024, the Company paid quarterly cash dividends of $0.25 per share of common stock, totaling $54 million.

On October 15, 2024, the Company declared a cash dividend of $0.25 per common share, payable on December 13, 2024 to stockholders of record as of November 29, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$223	$148	$549	$433

Earnings per share on comprehensive income
Basic	$2.05	$1.39	$5.08	$4.15
Diluted	$2.03	$1.38	$5.04	$4.12
Weighted average common shares outstanding
Basic	108,757,991	106,233,557	107,852,597	104,271,921
Diluted	109,536,360	107,011,427	108,774,195	105,184,572

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

	Financial Assets at Fair Value as of September 30, 2024

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,631	$—	$—	$6,631
Municipal securities	—	57	—	57
Total securities segregated for regulatory purposes	6,631	57	—	6,688

Financial instruments owned, at fair value
Stocks	1,850	—	—	1,850
Options	119	—	—	119
U.S. and foreign government securities	948	—	—	948
Mutual funds	2	—	—	2
Precious metals	—	20	—	20
Currency forward contracts	—	10	—	10
Total financial instruments owned, at fair value	2,919	30	—	2,949

Other assets
Customer-held fractional shares	226	—	—	226
Crypto-asset safeguarding asset	—	242	—	242
Other investments in equity securities	54	—	—	54
Total other assets	280	242	—	522
Total financial assets at fair value	$9,830	$329	$—	$10,159

	Financial Liabilities at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$190	$—	$—	$190
Options	172	—	—	172
Precious metals	—	17	—	17
Currency forward contracts	—	2	—	2
Total financial instruments sold, but not yet purchased, at fair value	362	19	—	381

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	226	—	—	226
Crypto-asset safeguarding liability	—	242	—	242
Total accounts payable, accrued expenses and other liabilities	226	242	—	468
Total financial liabilities at fair value	$588	$261	$—	$849

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,684	$—	$—	$5,684
Municipal securities	—	70	—	70
Total securities segregated for regulatory purposes	5,684	70	—	5,754

Financial instruments owned, at fair value
Stocks	1,023	—	—	1,023
Options	354	—	—	354
U.S. and foreign government securities	39	—	—	39
Precious metals	—	12	—	12
Currency forward contracts	—	60	—	60
Total financial instruments owned, at fair value	1,416	72	—	1,488

Other assets
Customer-held fractional shares	144	—	—	144
Crypto-asset safeguarding asset	—	172	—	172
Other investments in equity securities	44	—	—	44
Total other assets	188	172	—	360
Total financial assets at fair value	$7,288	$314	$—	$7,602

	Financial Liabilities at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$77	$—	$—	$77
Options	104	—	—	104
Precious metals	—	7	—	7
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	181	12	—	193

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	144	—	—	144
Crypto-asset safeguarding liability	—	172	—	172
Total accounts payable, accrued expenses and other liabilities	144	172	—	316
Total financial liabilities at fair value	$325	$184	$—	$509

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the nine months ended September 30, 2024.

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

	September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,595	$3,595	$3,595	$—	$—
Cash - segregated for regulatory purposes	35,216	35,216	35,216	—	—
Securities - segregated for regulatory purposes	24,415	24,415	—	24,415	—
Securities borrowed	7,513	7,513	—	7,513	—
Securities purchased under agreements to resell	8,176	8,176	—	8,176	—
Receivables from customers	56,006	56,006	—	56,006	—
Receivables from brokers, dealers and clearing organizations	2,210	2,210	—	2,210	—
Interest receivable	423	423	—	423	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$137,584	$137,586	$38,811	$98,746	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$33	$33	$—	$33	$—
Securities loaned	16,818	16,818	—	16,818	—
Payables to customers	112,579	112,579	—	112,579	—
Payables to brokers, dealers and clearing organizations	1,202	1,202	—	1,202	—
Interest payable	327	327	—	327	—
Total financial liabilities, not measured at fair value	$130,959	$130,959	$—	$130,959	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,753	$3,753	$3,753	$—	$—
Cash - segregated for regulatory purposes	28,840	28,840	28,840	—	—
Securities - segregated for regulatory purposes	29,632	29,632	—	29,632	—
Securities borrowed	5,835	5,835	—	5,835	—
Securities purchased under agreements to resell	5,504	5,504	—	5,504	—
Receivables from customers	44,472	44,472	—	44,472	—
Receivables from brokers, dealers and clearing organizations	1,643	1,643	—	1,643	—
Interest receivable	375	375	—	375	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$120,076	$120,077	$32,593	$87,463	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	11,347	11,347	—	11,347	—
Payables to customers	101,012	101,012	—	101,012	—
Payables to brokers, dealers and clearing organizations	590	590	—	590	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$113,277	$113,277	$—	$113,277	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2024
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$24,415 [1]	$—		$24,415	$(24,415)	$—
Securities borrowed	7,513	—		7,513	(7,311)	202
Securities purchased under agreements to resell	8,176	—		8,176	(8,176)	—
Financial instruments owned, at fair value
Options	119	—		119	(83)	36
Currency forward contracts	10	—		10	—	10
Total	$40,233	$—		$40,233	$(39,985)	$248

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,818	$—	$16,818	$(15,770)	$1,048
Financial instruments sold, but not yet purchased, at fair value
Options	172	—	172	(83)	89
Currency forward contracts	2	—	2	—	2
Total	$16,992	$—	$16,992	$(15,853)	$1,139

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$29,632 [1]	$—		$29,632	$(29,632)	$—
Securities borrowed	5,835	—		5,835	(5,618)	217
Securities purchased under agreements to resell	5,504	—		5,504	(5,504)	—
Financial instruments owned, at fair value
Options	354	—		354	(104)	250
Currency forward contracts	60	—		60	—	60
Total	$41,385	$—		$41,385	$(40,858)	$527

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,347	$—	$11,347	$(10,443)	$904
Financial instruments sold, but not yet purchased, at fair value
Options	104	—	104	(104)	—
Currency forward contracts	5	—	5	—	5
Total	$11,456	$—	$11,456	$(10,547)	$909

________________________

(1)As of September 30, 2024 and December 31, 2023, the Company had $24.4 billion and $29.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of September 30, 2024 and December 31, 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,777	$—	$—	$—	$16,777
Corporate bonds	41	—	—	—	41
Total securities loaned	$16,818	$—	$—	$—	$16,818

	December 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,306	$—	$—	$—	$11,306
Corporate bonds	41	—	—	—	41
Total securities loaned	$11,347	$—	$—	$—	$11,347

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2024 and December 31, 2023, approximately $56.0 billion and $44.5 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2024		December 31, 2023
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$127,795	$11,151	$97,210	$8,437
Securities purchased under agreements to resell transactions [1]	32,699	30,689	35,198	34,825
Customer margin assets	76,575	21,263	54,847	17,234
	$237,069	$63,103	$187,255	$60,496

________________________

(1)As of September 30, 2024, $24.4 billion or 80% (as of December 31, 2023, $29.6 billion or 85%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2024 and December 31, 2023, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2024	2023

	(in millions)

Stocks	$53	$28
U.S. and foreign government securities	52	38
	$105	$66

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)

Geographic location [1]
United States	$317	$239	$885	$714
International	190	146	534	440
	$507	$385	$1,419	$1,154

Major types of services
Commissions	$435	$333	$1,220	$1,012
Market data fees [2]	18	17	53	53
Risk exposure fees [2]	26	13	69	29
Payments for order flow [2]	12	8	32	23
FDIC sweep fees [2]	7	5	20	13
Other [2]	9	9	25	24
	$507	$385	$1,419	$1,154

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $29 million and $26 million, as of September 30, 2024 and December 31, 2023, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of September 30, 2024 and December 31, 2023, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of September 30, 2024 and December 31, 2023, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)

Principal transactions	$40	$37	$81	$38
Gains (losses) from currency diversification strategy, net	25	(17)	3	(71)
Other, net	(9)	7	(46)	16
	$56	$27	$38	$(17)

Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $6 million of plan contributions for each of the nine months ended September 30, 2024 and 2023.

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

(2)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the nine months ended September 30, 2024.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $80 million and $75 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2024 are $24 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2023 [1]	4,605,071
Granted	—
Canceled	(36,032)
Distributed	(1,347,296)
Balance, September 30, 2024	3,221,743

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the nine months ended September 30, 2024.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through September 30, 2024, a total of 1,392,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the nine months ended September 30, 2024 and 2023 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2024 and 2023, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2024, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2013.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $2.7 million tax liability (including interest) for an uncertain tax position for an IRS audit primarily related to the IRC Section 199 Domestic Production Activities Deduction.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2024, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.88%. For the nine months ended September 30, 2024, right-of-use assets obtained under new operating leases were $13 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	September 30,	December 31,
	2024	2023

	(in millions)

Right-of-use assets [1]	$110	$120
Lease liabilities [1]	$129	$143

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)

Operating lease cost	$9	$8	$26	$25
Variable lease cost	1	1	4	4
Total lease cost	$10	$9	$30	$29

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

September 30, 2024
(in millions)
2024 (remaining)	$7
2025	32
2026	26
2027	20
2028	18
2029	17
Thereafter	23
Total undiscounted operating lease payments	143
Less: imputed interest	(14)
Present value of operating lease liabilities	$129

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2024 and 2023, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On August 5, 2024, the Federal Circuit denied the petition and issued the mandate of the court on August 12, 2024. Thereafter, Harris Brumfield sought an extension of time to file a petition for a writ of certiorari with the Supreme Court of the United States and, on October 3, 2024, the Court granted Harris Brumfield a portion of the extension sought, extending the time to file until January 2, 2025.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2026. IB LLC and the related defendants continue to believe that the plaintiff’s claims are deficient and intend to continue to defend themselves vigorously and, consistent with past practice, may pursue any potential claims for counsel fees and expenses incurred in defending the case.

Agreements to Settle Certain Disputes

On October 15, 2024, the Company issued a press release reporting its financial results for the quarter ended September 30, 2024. Subsequently, IB LLC reached confidential agreements in principle to settle certain disputes which relate back to events that took place prior to the end of the quarter ended September 30, 2024. The settlement agreements added $78 million to general and administrative expenses for the quarter ended September 30, 2024.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14.  Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 150 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 34 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)

Net revenues
United States	$963	$804	$2,627	$2,241
International	402	341	1,171	960
Total net revenues	$1,365	$1,145	$3,798	$3,201
Income before income taxes
United States	$689	$639	$1,992	$1,714
International	220	201	663	539
Total income before income taxes	$909	$840	$2,655	$2,253

15.  Regulatory Requirements

As of September 30, 2024, aggregate excess regulatory capital for all operating subsidiaries was $11.7 billion.

IB LLC, IBKRSS and IB Corp. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Canadian Investment Regulatory Organization risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2024.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$8,699	$1,129	$7,570
IBHK	1,344	320	1,024
IBIE	1,363	293	1,070
Other regulated operating subsidiaries	2,183	149	2,034
	$13,589	$1,891	$11,698

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2024, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

Included in receivables from and payables to customers in the condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023 were accounts receivable from directors, officers and their affiliates of $54 million and $6 million, respectively, and payables of $1,194 million and $985 million, respectively. The Company may extend credit to these related parties in connection with margin and securities loans. Such loans are (i) made in the ordinary course of business, (ii) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company, and (iii) do not involve more than the normal risk of collectability or present other unfavorable features.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 25.8% of the membership interests of IBG LLC. The remaining approximately 74.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,879,779	313,643,354	422,523,133

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 150 electronic exchanges and market centers in 35 countries and 28 currencies seamlessly around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In August 2024, we began offering trading in Forecast Contracts, which are event-based contracts traded on ForecastEx, a CFTC-registered exchange we established.

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

Business Environment

During the quarter ended September 30, 2024 (“current quarter”), world equities markets generally rose compared to the prior quarter, with only Japan registering a decline in its index among the major markets. Within U.S. equities, which led the world with a 34% year-over-year gain in the S&P 500 index, the dominance of a small number of technology stocks (the so-called “Magnificent 7”) weakened, with these stocks responsible for about 12% of the S&P 500 index’s gains during the current quarter, down from 37% in the prior-year quarter and 95% in the second quarter of 2024. Inflationary pressures have eased gradually and, as a result, central banks in several countries cut their policy rates after several quarters of market speculation about central bank policies. However, the U.S. elections and geopolitical uncertainties remain prominent sources of volatility.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes reported by most major exchanges increased in the current quarter versus the prior-year quarter. In the U.S., according to industry data, average daily volume in exchange-listed equity-based options increased by 12%, futures by 27% and listed cash equities by 10%, compared to the prior-year quarter. Options trading volumes continue to rise with the growing popularity of shorter-dated options contracts. In futures, market volumes increased across all product segments, particularly in interest rate products, with notable percentage increases in commodities such as metals and energy.

These factors led to strong results across our major product types. Our customer options, equities, futures and foreign exchange volumes were up 35%, 22%, 13% and 8%, respectively.

Note that while U.S. options, futures, cash equities and foreign exchange volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See “Trading Volumes and Customer Statistics” below in this Item 2 for additional details regarding our executed order volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), increased 13%, from an average of 15.1 in the prior-year quarter to 17.1 in the current quarter, primarily due to a temporary spike in August that has since moderated. Volatility levels remain below the levels reached in 2020 through 2022 as world economic outlook has improved and recession fears have lessened.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve cut the benchmark federal funds rate in September 2024, reducing it by 50 basis points after holding it steady since July 2023. Once again, the U.S. Treasury yield curve remained inverted, with long-term rates lower than short-term. Other central banks, including those in Europe, Canada, Hong Kong, the United Kingdom and Switzerland, also lowered rates this quarter, with Europe cutting for the second time, and Canada and Switzerland for the third time, this year. In other countries with developed financial markets, such as Australia and Japan, benchmark interest rates either held steady or increased.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates and an inverted yield curve have led us to maintain a short duration portfolio, nearly all of which matured within three months at September 30, 2024, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. With benchmark rates at higher levels than in the extended period during and after the pandemic, rate compression is eliminated and we are able to earn our full 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on customer margin loan balances increased compared to the prior-year quarter despite the average federal funds effective rate remaining stable at 5.26%, as margin loan balances grew in a risk-on environment.

Higher average balances contributed to a 9% rise in net interest income from the prior-year quarter, though our overall net interest margin declined from 2.46% in the prior-year quarter to 2.37% in the current quarter, primarily due to slightly lower yields on our margin loan balances and segregated cash and securities.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the “GLOBAL” to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 1.14% compared to its value at June 30, 2024, which had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.67 for the current quarter, compared to diluted earnings per share of $1.56 for the prior-year quarter. Adjusted diluted earnings per share were $1.61 for the current quarter and $1.55 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,365 million and income before income taxes was $909 million, compared to net revenues of $1,145 million and income before income taxes of $840 million in the prior-year quarter. Adjusted net revenues were $1,327 million and adjusted income before income taxes was $871 million, compared to adjusted net revenues of $1,139 million and adjusted income before income taxes of $834 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 31% to $435 million on higher customer trading volumes. Customer trading volume in options, stocks and futures increased 35%, 22% and 13%, respectively.

•Net interest income increased 9% to $802 million on higher customer margin loans and customer credit balances.

•Other fees and services increased $20 million, or 38%, to $72 million, driven by increases of $13 million in risk exposure fees, $5 million in payments for order flow from exchange-mandated programs, and $2 million in FDIC sweep program fees.

•Execution, clearing and distribution fees expenses increased 18% to $116 million, driven by a higher SEC fee rate and higher customer trading volumes.

•General and administrative expenses increased $108 million to $153 million, driven primarily by $87 million related to legal and regulatory matters and a one-time charge of $12 million related to the consolidation of our European subsidiaries.

•Pretax profit margin was 67% for the current quarter compared to 73% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 66% compared to 73% in the prior-year quarter.

•Total equity as of September 30, 2024 was $16.0 billion.

In connection with our currency diversification strategy, as of September 30, 2024, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $178 million (compared to a decrease of $93 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 1.14%, compared to its value as of June 30, 2024. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (gain of $25 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $153 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2021	646,440		27,334		673,774
2022	532,064	(18%)	26,966	(1%)	559,030	(17%)
2023	483,015	(9%)	29,712	10%	512,727	(8%)

3Q2023	119,188		8,187		127,375
3Q2024	171,620	44%	17,722	116%	189,342	49%

2Q2024	150,292		13,215		163,507
3Q2024	171,620	14%	17,722	34%	189,342	16%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	887,849		154,866		771,273,709
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)

3Q2023	256,481		50,309		59,453,190
3Q2024	344,540	34%	56,825	13%	72,117,769	21%

2Q2024	321,141		55,171		73,734,105
3Q2024	344,540	7%	56,825	3%	72,117,769	(2%)

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	852,169		152,787		766,211,726
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)

3Q2023	245,169		49,459		58,202,858
3Q2024	330,173	35%	56,078	13%	70,751,412	22%

2Q2024	308,298		54,106		72,480,534
3Q2024	330,173	7%	56,078	4%	70,751,412	(2%)

_________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	35,680		2,079		5,061,983
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)

3Q2023	11,312		850		1,250,332
3Q2024	14,367	27%	747	(12%)	1,366,357	9%

2Q2024	12,843		1,065		1,253,571
3Q2024	14,367	12%	747	(30%)	1,366,357	9%

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2024	3Q2023	% Change
Total Accounts (in thousands)	3,120	2,431	28%
Customer Equity (in billions) [1]	$541.5	$369.8	46%
Total Customer DARTs (in thousands) [2]	2,703	1,907	42%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.83	$3.11	(9%)
Cleared Avg. DARTs per Account (Annualized)	198	180	10%

Consecutive Quarters	3Q2024	2Q2024	% Change
Total Accounts (in thousands)	3,120	2,924	7%
Customer Equity (in billions) [1]	$541.5	$497.2	9%
Total Customer DARTs (in thousands) [2]	2,703	2,386	13%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.83	$3.01	(6%)
Cleared Avg. DARTs per Account (Annualized)	198	187	6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except share and per share amounts)

Revenues
Commissions	$435	$333	$1,220	$1,012
Other fees and services	72	52	199	142
Other income (loss)	56	27	38	(17)
Total non-interest income	563	412	1,457	1,137

Interest income	1,888	1,643	5,476	4,535
Interest expense	(1,086)	(910)	(3,135)	(2,471)
Total net interest income	802	733	2,341	2,064
Total net revenues	1,365	1,145	3,798	3,201

Non-interest expenses
Execution, clearing and distribution fees	116	98	332	286
Employee compensation and benefits	145	127	436	391
Occupancy, depreciation and amortization	26	25	77	74
Communications	9	10	29	29
General and administrative	153	45	255	166
Customer bad debt	7	-	14	2
Total non-interest expenses	456	305	1,143	948
Income before income taxes	909	840	2,655	2,253
Income tax expense	75	68	217	180
Net income	834	772	2,438	2,073
Less net income attributable to noncontrolling interests	650	605	1,900	1,633
Net income available for common stockholders	$184	$167	$538	$440

Earnings per share
Basic	$1.68	$1.57	$4.98	$4.22
Diluted	$1.67	$1.56	$4.94	$4.19

Weighted average common shares outstanding
Basic	108,757,991	106,233,557	107,852,597	104,271,921
Diluted	109,536,360	107,011,427	108,774,195	105,184,572

Comprehensive income
Net income available for common stockholders	$184	$167	$538	$440
Other comprehensive income
Cumulative translation adjustment, before income taxes	39	(19)	11	(7)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	39	(19)	11	(7)
Comprehensive income available for common stockholders	$223	$148	$549	$433

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$650	$605	$1,900	$1,633
Other comprehensive income - cumulative translation adjustment	114	(57)	30	(19)
Comprehensive income attributable to noncontrolling interests	$764	$548	$1,930	$1,614

Three Months Ended September 30, 2024 (“current quarter”) compared to the Three Months Ended September 30, 2023 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $220 million, or 19%, compared to the prior-year quarter, to $1,365 million. The increase in net revenues was due to higher commissions, net interest income, other income, and other fees and services.

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

Commissions, for the current quarter, increased $102 million, or 31%, compared to the prior-year quarter, to $435 million, driven by higher customer volume in options, stocks and futures. Total customer options and futures contract and stock share volumes increased 35%, 13% and 22%, respectively. Total DARTs for the current quarter increased 42% to 2.7 million, compared to 1.9 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 9% to $2.83, compared to $3.11 for the prior-year quarter, due to smaller average order sizes across all product classes and lower average commissions per contract in options.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $20 million, or 38%, compared to the prior-year quarter, to $72 million, driven by a $13 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $5 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes, and a $2 million increase in FDIC sweep fees due to higher customer balances.

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

Other income, for the current quarter, increased $29 million, or 107%, compared to the prior-year quarter, to $56 million. This increase was mainly comprised of $42 million related our currency diversification strategy, which gained $25 million in the current quarter compared to a loss of $17 million in the prior-year quarter; partially offset by $12 million related to our strategic investment in Tiger Brokers, which gained $11 million in the current quarter compared to a gain of $23 million in the prior year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $69 million, or 9%, compared to the prior-year quarter, to $802 million. The increase in net interest income was driven by higher customer margin loans and customer credit balances.

Net interest income on customer balances, for the current quarter, increased $95 million, compared to the prior-year quarter, driven by an $11.8 billion increase in average customer margin loans and an $11.4 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 12%, to $6.2 billion, and average securities loaned balances increased 45%, to $14.3 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $50 million, or 76%, compared to the prior-year quarter, driven by lower demand for selling stocks short, as the stock market rose steadily in the current quarter, and by fewer so-called “hard to borrow” stocks industry wide. As noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $156 million in the current quarter, compared to $181 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Three Months Ended September 30,
	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$61,813	$58,131
Customer margin loans	54,647	42,853
Securities borrowed	6,241	5,557
Other interest-earning assets	11,678	10,054
FDIC sweeps [1,3]	4,330	3,311
	$138,709	$119,906

Average interest-bearing liabilities
Customer credit balances	$106,865	$95,506
Securities loaned	14,258	9,848
Other interest-bearing liabilities	1	1
	$121,124	$105,355

Net interest income
Segregated cash and securities, net	$763	$728
Customer margin loans [2]	787	623
Securities borrowed and loaned, net	16	66
Customer credit balances, net [2]	(936)	(832)
Other net interest income [1,3]	196	159
Net interest income [3]	$826	$744

Net interest margin ("NIM")	2.37%	2.46%

Annualized Yields
Segregated cash and securities	4.91%	4.97%
Customer margin loans	5.73%	5.77%
Customer credit balances	3.48%	3.46%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2024 and 2023, $7 million and $6 million were reported in other fees and services, respectively, and $17 and $5 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $151 million, or 50%, compared to the prior-year quarter, to $456 million, mainly due to a $108 million increase in general and administrative expenses, an $18 million increase in execution, clearing and distribution fees, an $18 million increase in employee compensation and benefits, and a $7 million increase in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 33% for the current quarter and 27% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $18 million, or 18%, compared to the prior-year quarter, to $116 million, mainly driven by a $17 million increase in SEC regulatory fees due to an increase in the SEC fee rate effective May 22, 2024, and higher customer trading volumes. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 8% for the current quarter and 9% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $18 million, or 14%, compared to the prior-year quarter, to $145 million, mainly due to inflation and a 1% increase in the average number of employees to 2,960 for the current quarter, compared to 2,918 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for both the current quarter and the prior-year quarter. As a percentage of total adjusted net revenues, employee compensation and benefits expenses were 11% for both the current quarter and the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $1 million, or 4%, compared to the prior-year quarter, to $26 million mainly due to higher costs related to the expansion of our data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current quarter and the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, decreased $1 million, or 10%, compared to the prior-year quarter, to $9 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $108 million, or 240%, compared to the prior-year quarter, to $153 million, primarily due to an $87 million increase related to legal and regulatory matters, a one-time charge of $12 million related to the consolidation of our European subsidiaries, and a $5 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 11% for the current quarter and 4% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, increased $7 million, compared to the prior-year quarter, to $7 million, mainly due to customer losses during short periods of extreme market volatility.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $7 million, or 10%, compared to the prior-year quarter, to $75 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.2% in the prior-year quarter to 25.7% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$909	$840
IBG, Inc. stand-alone income before income taxes and eliminations	(1)	(1)
Operating subsidiaries income before income taxes	$910	$841

Operating subsidiaries
Income before income taxes	$910	$841
Income tax expense	35	32
Net income available to members	$875	$809

IBG, Inc.
Average ownership percentage in IBG LLC	25.7%	25.2%
Net income available to IBG, Inc. from operating subsidiaries	$224	$204
IBG, Inc. stand-alone income before income taxes	-	(1)
Income before income taxes	224	203
Income tax expense	40	36
Net income available to common stockholders	$184	$167

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$35	$32
Income tax expense attributable to IBG, Inc.	40	36
Consolidated income tax expense	$75	$68

Operating Results

Income before income taxes, for the current quarter, increased $69 million, or 8%, compared to the prior-year quarter, to $909 million. Pretax profit margin was 67% for the current quarter and 73% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,327 million, up 17%; adjusted income before income taxes was $871 million, up 4%; and adjusted pre-tax profit margin was 66% for the current quarter compared to 73% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2024 (“current nine-month period”) compared to the Nine Months Ended September 30, 2023 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $597 million, or 19%, compared to the prior-year nine-month period, to $3,798 million. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

Commissions, for the current nine-month period, increased $208 million, or 21%, compared to the prior-year nine-month period, to $1,220 million, driven by higher customer volume in options, futures and stocks. Total customer options and futures contract and stock share volumes increased 31%, 7% and 8%, respectively. Total DARTs for the current nine-month period increased 28% to 2.5 million, compared to 1.9 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, decreased 7% to $2.92, compared to $3.13 for the prior-year nine-month period, due to smaller average order sizes in options, stocks and forex.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $57 million, or 40%, compared to the prior-year nine-month period, to $199 million, driven by a $40 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $9 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes, and a $7 million increase in FDIC sweep fees due to higher customer balances and benchmark interest rates.

Other Income

Other income, for the current nine-month period, increased $55 million, compared to the prior-year nine-month period, to a gain of $38 million. This increase was mainly comprised of $74 million related to our currency diversification strategy, which gained $3 million in the current nine-month period compared to a loss of $71 million in the prior-year nine-month period; and $50 million from our principal trading and investment activities; partially offset by a $48 million loss on positions taken over as customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed, $8 million related to our strategic investment in Tiger Brokers, and $7 million from our U.S. government securities portfolio.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $277 million, or 13%, compared to the prior-year nine-month period, to $2,341 million. The increase in net interest income was driven by higher customer margin loans and customer credit balances, and higher benchmark interest rates.

Net interest income on customer balances, for the current nine-month period, increased $357 million, compared to the prior-year nine-month period, driven by a $10.5 billion increase in average customer margin loans, a $7.1 billion increase in average customer credit balances, and an increase in the average federal funds effective rate to 5.31% from 4.92% in the prior-year nine-month period. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current nine-month period, average securities borrowed balances increased 9%, to $5.8 billion, and average securities loaned balances increased 41%, to $13.2 billion, compared to the prior-year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current nine-month period, net interest earned from securities lending transactions decreased $166 million, or 71%, compared to the prior-year nine-month period, driven by lower demand for selling stocks short, as the stock market rose steadily in the current nine-month period, and fewer so-called “hard to borrow” stocks industry wide. As noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $517 million in the current nine-month period, compared to $561 million in the prior-year nine-month period. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Nine Months Ended September 30,
	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$61,000	$59,616
Customer margin loans	51,240	40,715
Securities borrowed	5,836	5,358
Other interest-earning assets	10,949	9,974
FDIC sweeps [1,3]	4,071	2,819
	$133,096	$118,482

Average interest-bearing liabilities
Customer credit balances	$103,028	$95,908
Securities loaned	13,227	9,383
Other interest-bearing liabilities	1	1
	$116,256	$105,292

Net interest income
Segregated cash and securities, net	$2,267	$2,031
Customer margin loans [2]	2,220	1,647
Securities borrowed and loaned, net	67	233
Customer credit balances, net [2]	(2,711)	(2,259)
Other net interest income [1,3]	550	429
Net interest income [3]	$2,393	$2,081

Net interest margin ("NIM")	2.40%	2.35%

Annualized Yields
Segregated cash and securities	4.96%	4.55%
Customer margin loans	5.79%	5.41%
Customer credit balances	3.51%	3.15%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2024 and 2023, $20 million and $14 million were reported in other fees and services, respectively, and $32 and $3 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, increased $195 million, or 21%, compared to the prior-year nine-month period, to $1,143 million, mainly due to a $89 million increase in general and administrative expense, a $46 million increase in execution, clearing and distribution fees, a $45 million increase in employee compensation and benefits, a $12 million increase in customer bad debt expense, and a $3 million increase in occupancy, depreciation and amortization expenses. As a percentage of total net revenues, non-interest expenses were 30% for both the current nine-month period and the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $46 million, or 16%, compared to the prior-year nine-month period, to $332 million, mainly driven by a $23 million increase in SEC regulatory fees due to an increase in the SEC fee rate effective May 22, 2024 and higher customer trading volumes. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for both the current nine-month period and the prior-year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $45 million, or 12%, compared to the prior-year nine-month period, to $436 million, mainly due to inflation and a 2% increase in the average number of employees to 2,951 for the current nine-month period, compared to 2,882 for the prior-year nine-month period. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current nine-month period and 12% for the prior-year nine-month period. As a percentage of total adjusted net revenues, employee compensation and benefits expenses were 11% for the current nine-month period and 12% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $3 million, or 4%, compared to the prior-year nine-month period, to $77 million, mainly due to higher costs related to the expansion of our data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current nine-month period and the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period were unchanged at $29 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and the prior-year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $89 million, or 54%, compared to the prior-year nine-month period, to $255 million, primarily due to a $58 million increase related to legal and regulatory matters, a one-time charge of $12 million related to the consolidation of our European subsidiaries, and a $12 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 7% for the current nine-month period and 5% for the prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, increased $12 million, compared to the prior-year nine-month period, to $14 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, increased $37 million, or 21%, compared to the prior-year nine-month period, to $217 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; and (2) higher income before income taxes subject to U.S. income tax at IBG, Inc., additionally increased by IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 24.8% in the prior-year nine-month period to 25.6% in the current nine-month period.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$2,655	$2,253
IBG, Inc. stand-alone income before income taxes and eliminations	(6)	(4)
Operating subsidiaries income before income taxes	$2,661	$2,257

Operating subsidiaries
Income before income taxes	$2,661	$2,257
Income tax expense	105	83
Net income available to members	$2,556	$2,174

IBG, Inc.
Average ownership percentage in IBG LLC	25.6%	24.8%
Net income available to IBG, Inc. from operating subsidiaries	$652	$541
IBG, Inc. stand-alone income before income taxes	(2)	(4)
Income before income taxes	650	537
Income tax expense	112	97
Net income available to common stockholders	$538	$440

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$105	$83
Income tax expense attributable to IBG, Inc.	112	97
Consolidated income tax expense	$217	$180

Operating Results

Income before income taxes, for the current nine-month period, increased $402 million, or 18%, compared to the prior-year nine-month period, to $2,655 million. Pretax profit margin was 70% for both the current nine-month period and the prior-year nine-month period.

Comparing our operating results for the current nine-month period to the prior-year nine-month period using non-GAAP financial measures, adjusted net revenues were $3,833 million, up 19%; adjusted income before income taxes was $2,690 million, up 19%; and adjusted pre-tax profit margin was 70% for the current nine-month period and 71% for the prior-year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,365	$1,145	$3,798	$3,201
Non-GAAP adjustments
Currency diversification strategy, net	(25)	17	(3)	71
Mark-to-market on investments	(13)	(23)	38	(54)
Total non-GAAP adjustments	(38)	(6)	35	17
Adjusted net revenues	$1,327	$1,139	$3,833	$3,218

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$909	$840	$2,655	$2,253
Non-GAAP adjustments
Currency diversification strategy, net	(25)	17	(3)	71
Mark-to-market on investments	(13)	(23)	38	(54)
Total non-GAAP adjustments	(38)	(6)	35	17
Adjusted income before income taxes	$871	$834	$2,690	$2,270

Adjusted pre-tax profit margin	66%	73%	70%	71%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$184	$167	$538	$440
Non-GAAP adjustments
Currency diversification strategy, net	(6)	4	(1)	18
Mark-to-market on investments	(3)	(6)	10	(14)
Income tax effect of above adjustments [1]	2	1	(2)	0
Total non-GAAP adjustments	(8)	(1)	7	4
Adjusted net income available for common stockholders	$176	$166	$545	$444

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.67	$1.56	$4.94	$4.19
Non-GAAP adjustments
Currency diversification strategy, net	(0.06)	0.04	(0.01)	0.17
Mark-to-market on investments	(0.03)	(0.05)	0.09	(0.13)
Income tax effect of above adjustments [1]	0.02	0.01	(0.02)	(0.00)
Total non-GAAP adjustments	(0.07)	(0.01)	0.06	0.04
Adjusted diluted EPS	$1.61	$1.55	$5.00	$4.22

Diluted weighted average common shares outstanding	109,536,360	107,011,427	108,774,195	105,184,572

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of September 30, 2024, total assets were $148.5 billion of which approximately $147.1 billion, or 99.0%, were considered liquid.

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

As of September 30, 2024, liability balances in connection with short-term borrowings, securities loaned, and payables to customers were higher than the average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2024 were $1,699 million ($1,625 million as of December 31, 2023). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2024, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 21% to $16.0 billion as of September 30, 2024, from $13.3 billion as of September 30, 2023. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$6,886	$2,175
Net cash used in investing activities	(62)	(27)
Net cash used in financing activities	(647)	(516)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	41	(26)
Increase in cash, cash equivalents, and restricted cash	$6,218	$1,606

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $6,218 million to $38.8 billion for the nine months ended September 30, 2024.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $6.9 billion in net cash from operating activities mainly driven by customer credit balances which increased $11.6 billion, securities loaned which increased $5.5 billion, and investments in securities segregated for regulatory purposes which decreased $4.3 billion; partially offset by customer margin loans which increased $11.5 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $62 million in our investing activities primarily for purchases of property, equipment, and intangible assets and other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $647 million in our financing activities, primarily for distributions to noncontrolling interests, dividends paid to common stockholders, and payments made under the Tax Receivable Agreement.

Nine months Ended September 30, 2023: For a discussion of changes in cash flows for the nine months ended September 30, 2023 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023.

Regulatory Capital Requirements

As of September 30, 2024, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $34 million and $40 million for the nine months ended September 30, 2024 and 2023, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Seasonality

Our businesses are subject to seasonal fluctuations, reflecting varying numbers of market participants at times during the year, varying numbers of trading days from quarter-to-quarter, and declines in trading activity due to holidays. Typical seasonal trends may be superseded by market or world events, which can have a significant impact on prices and trading volume.

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that, for the past several years, inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of September 30, 2024, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Tiger Brokers, an online stock brokerage established for Chinese retail and institutional customers, and Zero Hash Holdings Ltd., a crypto-service provider, in which as of September 30, 2024 we had beneficial ownership interests of 6.2% and 31.6%, respectively.

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

As of September 30, 2024, there were no definitive agreements with respect to any material acquisition.

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

The U.S. dollar value of the GLOBAL increased 1.24% as of September 30, 2024 compared to September 30, 2023. As of September 30, 2024, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2023				As of 9/30/2024
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	76.3%	$10,119	1.0000	0.720	75.4%	$12,060	-0.9%
EUR	0.09	1.0573	0.095	10.1%	1,337	1.1135	0.100	10.5%	1,679	0.4%
JPY	3.91	0.0067	0.026	2.8%	368	0.0070	0.027	2.8%	456	0.1%
GBP	0.02	1.2201	0.024	2.6%	343	1.3376	0.027	2.8%	448	0.2%
CHF	0.02	1.0925	0.022	2.3%	307	1.1826	0.024	2.5%	396	0.2%
CNH	0.13	0.1371	0.018	1.9%	250	0.1427	0.019	1.9%	311	0.1%
INR	1.10	0.0120	0.013	1.4%	186	0.0119	0.013	1.4%	220	0.0%
CAD	0.02	0.7366	0.011	1.2%	155	0.7394	0.011	1.2%	186	0.0%
AUD	0.02	0.6437	0.010	1.0%	136	0.6913	0.010	1.1%	174	0.1%
HKD	0.04	0.1277	0.004	0.5%	63	0.1287	0.005	0.5%	75	0.0%
			0.944	100.0%	$13,264		0.955	100.0%	$16,005	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2024.

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

Based on customer balances and investments outstanding as of September 30, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $64 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $20 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of September 30, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an unexpected decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $64 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $18 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2024, we had $56.0 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2024, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2024 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 25, 2024, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 333,000 shares of common stock (with a fair value of $39 million) in exchange for an equivalent number of shares of member interest in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b-51(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date (1)	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas Peterffy	Chairman of the Board of Directors	Adoption	July 24, 2024	February 10, 2025	Sale	1,692,901
Earl H. Nemser	Vice Chairman and Director	Adoption (2)	August 20, 2024	July 27, 2025	Sale	100,000

________________________

(1)Or upon the earlier completion of all authorized transactions under the plan.

(2)Mr. Nemser, through EN Holdings LLC, a limited liability company owned by Mr. Nemser and his affiliates, adopted a new Rule 10b5-1 trading plan.

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 7, 2024