Form 10-K
period 2024-12-31
Interactive Brokers Group, Inc.
filed 2025-02-27
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately 12,885,708,490 computed by reference to the $122.60 closing sale price of the common stock on the Nasdaq Global Select Market, on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2025, there were 108,931,614 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 160 electronic exchanges and market centers in 36 countries and 28 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2024, we had 2,998 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 25.8% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

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

Available Information

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

Our primary assets are our ownership of approximately 25.8% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 74.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,931,614	313,643,354	422,574,968

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering or directly to Holdings in exchange for the interests in IBG LLC being sold by Holdings. The common stock received from the Company is either distributed by Holdings to certain members in redemption of their Holdings interests or sold on behalf of such members in open market transactions, with the proceeds of such sales distributed by Holdings to certain members in redemption of their Holdings interests. From 2011 through 2024, the Company issued 40,444,445 shares of common stock (with a fair value of $2.0 billion) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single unified platform. We offer our customers access to all tradable classes of primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals, cryptocurrencies, and forecast contracts traded on more than 160 electronic exchanges and market centers in 36 countries and in 28 currencies around the world. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to approximately 3.3 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced electronic brokerage platform, we are especially attractive to sophisticated and active investors.

Our customers can choose the following trading platforms to match their trading style and expertise:

•IBKR Desktop – IBKR Desktop is our newest trading platform, built from the ground up using modern technology and a fresh user interface design. This new platform provides a clean, intuitive experience, making it easy for traders of all levels to navigate. It offers a highly customizable trading experience with a broad array of tools for technical and fundamental analysis, sophisticated charting capabilities and advanced order types, including conditional and algorithmic orders.

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

•IBKR Universal AccountSM – From a single point of entry in their IBKR Universal1 AccountSM, our customers are able to transact in 28 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 160 electronic exchanges and market centers in 36 countries around the world seamlessly. Our offering features a suite of cash management services, including:

•Request for Payment Service – Through this banking service, U.S. customers can make instant deposits, 24 hours a day, from their mobile banking app or other bank portal to fund their brokerage account with us. Funds deposited via Request for Payment are immediately available for trading. The service is available to customers with accounts at several major U.S. banks and, over time, other banks will be added.

•Non-U.S. Dollar Currency Deposits – We support a host of deposit types using local payment systems outside the U.S. to facilitate convenient account funding for non-U.S. customers.

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

•Investors’ MarketplaceSM – The Investors’ MarketplaceSM is an electronic marketplace that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.

•Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 43,000 mutual funds worldwide, including more than 18,000 no-transaction-fee funds from more than 600 fund families.

•Bond Marketplace – The Bond Marketplace allows customers to search for the best yields from a vast universe of over one million bonds from issuers in the Americas, Europe and Asia/Pacific. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.

•Cryptocurrency – Customers of Interactive Brokers LLC, including both individuals and advisors, can trade Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC) and Bitcoin Cash (BCH) through Paxos Trust Company or Zero Hash LLC, which execute, clear and custody the cryptocurrencies, alongside other asset classes on a single unified platform. In Hong Kong, customers can trade and hold BTC and ETH in their account with Interactive Brokers Hong Kong Limited (“IBHK”). Customers of Interactive Brokers (U.K.) Limited can trade BTC, ETH, LTC, and BCH through Paxos Trust Company.

1 U.S. regulations require securities and commodities activities to be conducted in separate accounts. Universal AccountSM refers to the consolidation of these accounts for display purposes only, enabling customers the ability to use a single platform to conduct trading activity and view consolidated activity and position information for all products and services offered.

•Forecast and Event Contracts – IBKR ForecastTraderSM is our web-based platform for trading forecast contracts from ForecastEx LLC (“ForecastEx”), a CFTC-registered exchange and our wholly-owned subsidiary, as well as event contracts on select CME futures markets. IBKR ForecastTraderSM allows customers to trade their opinion on a specific question with a “yes” or “no” outcome while earning an interest-like incentive coupon based on the daily closing price of each contract.

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

•Overnight Trading Hours – Customers can trade over 10,000 U.S. stocks and ETFs, U.S. Equity Index futures and options, U.S. Treasurys, global corporate bonds, European government bonds, and United Kingdom (“U.K.”) gilts nearly 24 hours a day, five days a week, enabling them to react immediately to market-moving news and conveniently trade at almost any time. It also provides customers in Asia with access to the U.S. Equity markets during their trading day.

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

•Global Outsourced Trading Desk – We offer broker-assisted trading through our Global Outsourced Trading Desk. The desk helps traders execute large or complex orders and monitors trades when customers are unable to do so. The desk sources liquidity, brings SPX market color from the exchange trading pit, offers price discovery services, and helps customers calibrate and execute complex algorithmic trading strategies.

•Automated Currency Conversions – Customers can execute trades in any of our supported currencies, even if they do not have the corresponding cash balance in that currency, and can elect us to automatically perform the necessary forex transaction to settle the trade.

•Recurring Investments – Customers can use our Recurring Investments tool to setup and execute a predetermined investment strategy by automatically investing funds on a recurring schedule. Customers can create recurring investments for almost any U.S., Canadian or European stock or ETF.

•Dividend Reinvestments – Customers can reinvest cash dividends into additional full or fractional shares of U.S. and Canadian shares of stock held in their account.

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

Analytical offerings on our platform include:

•IBKR GlobalAnalystSM – IBKR GlobalAnalystSM is designed for investors who are interested in new opportunities to diversify their portfolio and in discovering undervalued companies that may have greater growth potential. The tool’s World Map Screener lets customers easily find stocks that match their strategies from across a universe of over 70,000 stocks worldwide, while the World Data Screener lets customers compare the relative value of global stocks in the same currency and find new opportunities.

•PortfolioAnalyst® – Our PortfolioAnalyst® reporting tool allows customers to consolidate, track and analyze their portfolios, offering multi-custody solutions, advanced reporting, global support, benchmarks, risk metrics, GIPS® verified returns and powerful on-the-go analytics. PortfolioAnalyst® includes Retirement Planning and Budgeting tools, and provides U.S.-based advisors with an AI Commentary Generator designed to help advisors with customer portfolio performance reporting, market updates and ticker-specific news.

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

•AI News Summaries – Customers outside the U.S. have access to AI News Summaries that use generative AI to quickly summarize the key points of news published by select providers, saving time and allowing them to react rapidly to changing market conditions.

•Sustainable Investing Tools

•IMPACT by Interactive BrokersSM – IMPACT by Interactive BrokersSM (“IMPACT App”) is a unique, simple and intuitive mobile app that helps customers easily align their investment portfolio with their values. The IMPACT App is intended to allow customers to select their personal investment criteria from thirteen impact goals and principles and to exclude investments based on business practices they would like to avoid.

•Impact Dashboard – The Impact Dashboard is intended to help customers evaluate and invest in companies that align with their principles. Customers can select investments they care about and can measure how both individual securities and their overall portfolio measure up against their criteria.

•ESG Scores – ESG Scores from Refinitiv give customers a separate set of tools to help them make investment decisions. Companies are scored along several dimensions, such as reducing emissions and supporting human rights, and customers can easily see how companies rank both overall and on each dimension.

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

•Rebalance Tool – The Rebalance Tool lets advisors automatically rebalance all their accounts, a single sub-account or a user-defined Account Group, which includes a subset of accounts, by redistributing percentages of positions in their sub-portfolio(s) that make up the current net liquidation value.

•Commentary Generator – Our AI-powered Commentary Generator helps U.S.-based financial advisors streamline workflow and improve efficiency by creating customer-specific performance reports and summarizing the latest and ticker-specific news from select providers.

•Tax Loss Harvesting – Our Tax Loss Harvest tool helps advisors to potentially reduce their customers’ tax liabilities by harvesting losses across multiple assets for multiple customers at the same time.

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

For hedge funds, we offer:

•High-Touch Prime Brokerage Services – We offer a High-Touch Prime Brokerage service for hedge funds, with benefits that include a dedicated Relationship Manager; access to experts in risk/margin, compliance, securities finance, corporate actions, proxy, clearing, transfers and tax; expedited request handling; and 24/5 access to a Global Outsourced Trading Desk for order execution.

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

For customers looking for online advisory services, we offer:

•Interactive Advisors – Interactive Advisors evaluates and recruits registered financial advisors, analyzes their investment track records, and groups them by their risk profile. Investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Investors can assign their accounts to be traded by one or more advisors. Interactive Advisors also offers our customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETFs low-cost automation to provide broad market exposure and potentially higher returns, as well as Socially Responsible Investing.

Technology

Overview

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

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers can trade on more than 160 electronic exchanges and market centers in 36 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that customers can buy or sell a product traded on that exchange via an electronic link from their computer or mobile device through our system to the exchange. We offer our products and services through a global communications network that is designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data circuits, extranets, virtual private networks and the Internet.

Specifically, our customers receive electronic access worldwide via our Trader WorkstationSM (real-time Java-based trading platform), our Next Gen IBKR Desktop, our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our Client Portal-based Quick Trade feature or industry standard Financial Information Exchange (“FIX”) connectivity. Customers who want a professional quality trading application with a sophisticated user interface utilize our Trader WorkstationSM, which can be accessed through a desktop or variety of mobile devices. Customers interested in developing programmatic trading utilize our API, which supports multiple programming languages. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

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

•diverse order types, algorithms and analytical tools offered to customers;

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

When an order is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or to the market making system, generally within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividends, corporate actions, options exercises, securities lending, margining, risk management, and funds receipt and disbursement.

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

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), The Depository Trust and Clearing Corporation, the Chicago Mercantile Exchange Clearing House, and ICE Clear U.S. In addition, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Spain, Norway, Sweden, India, Hong Kong, Japan and Australia. Additionally, we are members of ForecastEx, a CFTC- registered Designated Contract Market and Derivatives Clearing Organization.

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

Customers

Our customers primarily fall into two groups based on services provided, both of which take advantage of our low commissions as well as our best price execution. Cleared customers, the large majority of our customers, use our trade execution and clearing services, low financing rates, high interest paid (when benchmark rates are sufficiently above zero) and, under our IBKR LiteSM offering, commission-free trades. Non-cleared customers use our trade execution services while choosing to clear with another prime broker or a custodian bank.

We currently service approximately 3.34 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction and financing costs and market rate interest on uninvested cash balances. Our customers are mainly comprised of individuals, trading desk professionals, electronic retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms, and introducing brokers and banks that require global access. No single customer represented more than 2% of our commissions in 2024.

Human Capital

As of December 31, 2024, we had 2,998 employees across 28 locations globally. We aim to attract, develop and retain employees to drive our business forward. To help our employees thrive at work and at home, we offer industry-leading benefits programs, including paid leave time for all parents, adoption and fertility support, childcare support, mental health services, and healthcare travel reimbursement. In the U.S., we fund healthcare premiums at no cost to employees.

Social Initiatives

We conducted an employee experience survey and had a 76% companywide participation rate. The results indicated high engagement and confidence from our employees in our business. As a follow up to the survey, we are taking several actions including enhanced leadership communications and additional opportunities for career development. We believe these changes will continue to foster a collaborative team and strong culture.

Our Mentorship Program fosters connection and development. This program is open to all employees globally, and each mentor is carefully selected by our talent team to complement the mentee’s unique development profile. The mentors were provided training and guidance on how to best support their mentees.

Our 2024 Intern Class has representation from a range of universities. We created an extensive program for the interns to allow them to network within and outside the Company.

We continue to support our employees and the communities where we operate. This year, we donated to the Food Bank of Lower Fairfield County in Connecticut, which is where our headquarters are located. Worldwide, we have supported numerous causes that are important to our communities and our employees. Our employees continue to donate to causes of their choosing through our corporate giving program, which is matched by the Company.

Employee and Leadership Development

We focus on equipping employees with essential skills for current and future success. We continue investing in our IBKR Training Portal, now hosting over 1,000 on-demand and live courses, alongside specialized external training providers and certification bodies. In addition to personal development programs, all employees complete a robust regulatory training curriculum. Topics include Anti-Money Laundering, Anti-Sexual Harassment, Anti-Bribery and Corruption, Sanctions, Cybersecurity, and Data Privacy.

This year we have strengthened our management training curriculum by addressing core leadership competencies and by focusing on our culture. Our offering included new manager development programs, a 360-degree feedback system, and focused training in communication and project management.

Our Workforce

Our workforce is important to us, which is why we prioritize a merit-based culture. We are dedicated to attracting and developing a global workforce from multiple communities around the world. We support employee resource groups and social media communities within the Company.

Sustainability

Our sustainability initiatives are driven by the strategies led by our Board and are implemented throughout the Company. We expanded our Sustainability Report, focusing on the guidelines of the Task Force on Climate-Related Financial Disclosures (“TCFD”), which outlines our approach to climate related risk under governance, strategy, risk management and metrics.

The contents of our Sustainability Report are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Our Sustainability Report can be found on our website.

In 2024, we assessed our Greenhouse Gas (“GHG”) under Scope 1 and Scope 2 emissions and initiated our Scope 3 emission capturing waste generated in operation and upstream leased assets.

All our offices have completed an environmental review to assess current and best practices for energy, water and waste management. We also procured renewable power sources for all our offices through the purchase of renewable energy certificates. We use third-party providers for data centers. Globally, where possible, our data centers use renewable power provided directly through the landlord or via renewable energy certificates.

Competition

The market for electronic brokerage services is rapidly evolving and highly competitive, and we expect it to remain so. The environment in which we operate has a broad array of competitors ranging from large integrated banks to online brokers to new entrants. Our primary competitors, both in the U.S. and abroad, are other companies that provide electronic brokerage, prime brokerage, and financial advisor and introducing broker products and services. We compete based on numerous factors, including quality of transaction execution, customer experience, products and services, technological excellence and innovation, reputation, global access, and price, including commissions and interest rates. Since our inception, we have been transforming the electronic brokerage business through automation and innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. We believe these are significant differentiators that set us apart from our competitors.

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

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”), IBKR Securities Services LLC (“IBKRSS”) and Interactive Brokers Corp. are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission (“CFTC”) and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), the Chicago Mercantile Exchange (“CME”) and the National Futures Association (“NFA”). ForecastEx, an exchange and clearinghouse for forecast contracts, is registered with the CFTC as a Designated Contract Market and Derivatives Clearing Organization. Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

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

As of December 31, 2024, aggregate excess regulatory capital for all of the operating subsidiaries was $12.4 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2024.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$9,450	$1,268	$8,182
IBHK	1,427	359	1,068
IBIE	1,302	293	1,009
Other regulated operating subsidiaries	2,274	170	2,104
	$14,453	$2,090	$12,363

As of December 31, 2024, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Protection of Customer Assets

To conduct customer activities, IB LLC is obligated under rules mandated by its primary regulators, the SEC and the CFTC, to segregate cash or qualified securities belonging to customers. In accordance with the Securities Exchange Act of 1934, IB LLC is required to maintain separate bank accounts for the exclusive benefit of customers. In accordance with the Commodity Exchange Act, IB LLC is required to segregate all monies, securities and property received from commodities customers in specially designated accounts. IBC, IBUK, IBIE, IBI, IBHK, IBSJ, IBSG and IBA are subject to similar requirements within their respective jurisdictions.

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

Communications

The SEC, FINRA and CFTC have stringent rules and regulations requiring broker-dealers to preserve all written communications related to the Company’s business. Under these rules, firms are required to enforce internal policies and supervise their employees and prevent them from using unapproved communication methods, including personal text messages, WhatsApp, and other messaging platforms, to communicate about the Company’s business, unless the Company retains those communications. If a firm fails to use approved communication methods and preserve off-channel electronic communications, it may be subject to fines and other disciplinary action.

We send and retain text messages, emails, and other written communications on a variety of approved applications and platforms as part of our regular business, and we have procedures in place to retain written communications made through other channels necessary for business purposes. As such, the Company has a Business Communication Policy in place and requires all employees to certify that they have read and agreed to only send and receive written electronic communications related to the business of the Company through Company-approved channels.

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

Business Continuity Planning

Federal regulators and industry self-regulatory organizations require regulated firms to maintain business continuity plans that describe what actions firms would take in the event of a disaster (such as a fire, natural disaster, climate-related event or terrorist incident) that might significantly disrupt operations. We have developed business continuity plans that describe steps that we and our employees would take in the event of various scenarios. We have built backup capabilities for key operations performed at our regional offices in North America, Europe and Asia that would be utilized in the event of a significant outage at our main data center or primary office locations. In addition, we continue to strengthen our technical infrastructure and have built redundancy of systems so that most operations and critical job functions can be handled from multiple offices or remotely.

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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 108.9 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 313.6 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 91.4% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 74.2% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our Board of Directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company and our primary assets are our approximately 25.8% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC and, as such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, and also incur expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $2.1 billion. The tax savings that we would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including, for example, the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Based on facts and assumptions as of December 31, 2024, including that subsequent purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $31.2 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $31.2 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2024.

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

As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our Board of Directors may deem relevant. From the second quarter of 2011 through the first quarter of 2024, we declared and paid a quarterly cash dividend of $0.10 per share. Starting in the second quarter of 2024, we increased the quarterly cash dividend from $0.10 per share to $0.25 per share. Although not required, we currently intend to pay quarterly dividends of $0.25 per share to our common stockholders for the foreseeable future.

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

During 2024, approximately 31% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

As certain of our subsidiaries are members of FINRA, we are subject to certain regulations regarding changes in control of our ownership. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a change in control of a member firm. FINRA defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. Interactive Brokers Canada, Inc., Interactive Brokers (U.K.) Limited, Interactive Brokers Ireland Limited, IBKR Financial Services AG, Interactive Brokers Hong Kong Limited, and Interactive Brokers Singapore Pte. Ltd. are subject to similar change in control regulations promulgated by the CIRO in Canada, the FCA in the United Kingdom, the CBI in Ireland, the FINMA in Switzerland, the SFC in Hong Kong, and the MAS in Singapore, respectively. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

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

We are required to interpret and implement extensive and frequently changing regulatory and legislative requirements in the U.S. and other jurisdictions in which we do business resulting in substantial compliance, regulatory and other risks and costs, including the cost of hiring additional personnel. In addition, there is heightened regulatory scrutiny and expectations in the U.S. and internationally with respect to governance, infrastructure, data, risk management practices and controls. A failure to comply with these requirements and expectations, even if inadvertent, could result in increased regulatory oversight and restrictions, enforcement proceedings, penalties and fines.

We may incur additional tax expense or become subject to additional tax liabilities.

We are subject to the tax laws and regulations of the U.S., its states and municipalities, and numerous foreign jurisdictions. These tax laws, regulations and treaties are complex, and the manner they apply to us is sometimes open to interpretations, therefore significant judgments are required in determining our provision for income taxes, deferred tax assets and liabilities balances, and other tax liabilities. We are also regularly under audit by the U.S. Internal Revenue Service and other tax authorities, both in the U.S. and abroad, which may not agree with our tax positions and cause our tax liabilities to increase.

In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of tax controversy related to adverse determinations with respect to the application of existing laws, changes in our business or structure, and changes in the valuation of our deferred tax assets and liabilities. For example, on December 15, 2022, the EU formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework, and a significant number of other countries have either already or are expected to also implement similar legislation with varying effective dates. These new tax law changes bring significant risks and uncertainties. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our effective tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of the amounts previously accrued, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We are subject to numerous data privacy rules, including federal, state, local and international laws, as well as industry standards and regulations, and contractual obligations relating to data privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal and other data. In the U.S., we are subject to rules including the Gramm-Leach-Bliley Act of 1999 and Section 5(c) of the Federal Trade Commission Act; internationally, we are subject to the General Data Protection Regulation (“GDPR”) of the EU and the U.K., the Personal Information Protection Law of the People’s Republic of China, and other applicable data privacy rules and regulations.

We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our data protection policies, including taking steps to reduce the potential for the improper use or disclosure of personal data; and continue to monitor regulations related to data privacy on both a domestic and international level to assess requirements and impacts on our business operations.

Rules regarding data privacy and security worldwide are continuously evolving and developing, increasing in complexity and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations might require us to incur additional costs and change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. If we fail to follow these security standards, even if no customer information is compromised, we might incur significant fines or experience a significant increase in costs.

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

Eligible customers of IB LLC or IBUK can enroll to access a digital asset exchange and custody services provided by one or more CSPs to buy, sell and hold Cryptocurrency Assets in an account in the customer’s name at the CSP. IB LLC and IBUK do not provide execution, custody or safeguarding services for the customers’ Cryptocurrency Assets and do not maintain (or have access to) the cryptographic key information and wallets necessary to access the Cryptocurrency Assets, nor do IB LLC or IBUK have any legal title or claim to those Cryptocurrency Assets. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

[Customer] acknowledges and agrees that [IB LLC] is not responsible for any trading or other losses (including, without limitation, losses due to theft, fraud, cybersecurity breach, loss of control of private keys, or any other loss arising from trading, transferring, or holding digital assets with [the CSP]) resulting directly or indirectly from or in connection with [Customer’s] relationship with [the CSP] and/or [Customer’s] trading or holding of digital assets, including activity or holdings in the [CSP] Account.

Customers of IBUK sign an agreement containing a substantially identical provision prior to being permitted to access the CSP’s services through IBUK’s platform.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a global financial services firm, with a longstanding commitment to providing a reliable and secure trading environment for our customers.

Technology is at the core of our business, with customers, exchanges, clearing houses, counterparties, and third-party service providers interacting with our systems and applications on an ongoing basis. As a consequence, we are subject to significant cybersecurity risks. Moreover, such risks have been increasing over time, due to the growing sophistication of cyber threat actors, geo-political instability, and advances in technology, such as AI, which are known to have been misused in cyber-attacks.

As part of our overall risk management framework, our cybersecurity program is designed to identify, assess, and manage cyber risks. The program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks. We continually evaluate the current threat landscape to identify material risks arising from new and evolving cybersecurity threats.

Management and Board Oversight of Cybersecurity Risks

The Company’s management, including the Company’s Executive Vice President of Technology and Chief Information Security Officer (“CISO”), are responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks.

The Company’s management, including through its oversight of the Company’s policies and procedures regarding cybersecurity, is actively involved in the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting or with the potential to impact the Company. Management’s oversight is augmented through the Company’s Enterprise Risk Management Framework, which includes risk and control assessments related to the Company’s cybersecurity program. Additionally, the Company’s Internal Audit Group periodically audits aspects of the Company’s cybersecurity program and reports the results of such audits to the Board’s Audit Committee, and an external audit firm conducts an annual SOC 2 attestation of the Company’s information security controls.

If a cybersecurity incident occurs, incident response procedures are in place to ensure that the occurrence is appropriately reported to the CISO and senior management. Where necessary, business continuity plans are mobilized to minimize disruption to business operations. The Company has established the Cyber Materiality Committee (“CMC”), whose purpose is to review cybersecurity incidents escalated to it by our Threat & Incident Management Team and determine whether they are material and thus require a disclosure on Form 8-K. CMC’s membership includes the Chief Executive Officer (“CEO”), the Chief Financial Officer, the Executive Vice President of Technology, the CISO, and other senior leaders.

Our Board of Directors receives periodic updates on cybersecurity matters and the overall state of our cybersecurity program from our CEO (based on consultation with our CISO and other senior members of our Information Security and/or Technology teams).

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Company is assessed on an ongoing basis. During the reporting period and through the issuance of this Annual Report on Form 10-K, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, operational results, and financial condition. For additional information about cybersecurity risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our headquarters are located in Greenwich, Connecticut. We lease office and data center facilities in 34 cities throughout the world where we conduct our operations as set forth below. We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

The table below presents certain information with respect to our leased facilities as of December 31, 2024.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	100,871	Office space and data center
New York, NY	16,940	Office space
Other (11 locations)	39,328	Office space and data center

Europe
Zug, Switzerland	36,635	Office space
Budapest, Hungary	32,829	Office space
Dublin, Ireland	17,982	Office space and data center
London, United Kingdom	17,457	Office space
Tallinn, Estonia	12,731	Office space
Other (4 locations)	2,769	Office space and data center

Asia - Pacific
Mumbai, India	81,553	Office space and data center
Hong Kong	26,020	Office space and data center
Other (9 locations)	19,836	Office space and data center

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

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 160 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. In the current era of heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure in light of increasing regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Interactive Brokers Group Inc.’s Class A common stock trades under the symbol “IBKR” on Nasdaq. There is no public trading market for our Class B common stock, which is held by Holdings.

Holders of Record

As of February 19, 2025, there were 39 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.25 per share to our common stockholders for the foreseeable future. For more information regarding dividends see Note 4 – “Equity and Earnings per Share” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2019 to December 31, 2024. The comparison assumes $100 was invested on December 31, 2019 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
450
400
350
300
250
200
150
100
50
-
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024

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

Use of Proceeds

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions. From 2019 through 2024, the Company issued 620,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

On July 25, 2024, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 333,000 shares of common stock (with a fair value of $39 million) in exchange for an equivalent number of shares of member interests in IBG LLC, in accordance with the Exchange Agreement.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees pursuant to the Company’s amended 2007 Stock Incentive Plan, IBG, Inc.’s interest in IBG LLC has increased to approximately 25.8%, with Holdings owning the remaining 74.2% as of December 31, 2024. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.4% as of December 31, 2024. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2024. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	9,420,112
Total	—	—	9,420,112

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

ITEM 6. RESERVED

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

Business Overview

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 160 electronic exchanges and market centers in 36 countries and 28 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In August 2024, we began offering trading in forecast contracts, which are event-based contracts traded on ForecastEx, a CFTC-registered exchange and clearinghouse we established.

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

Our customer base is diverse with respect to geography and type. Currently, approximately 83% of our customers reside outside the U.S. in over 200 countries and territories, and over 85% of new customers come from outside the U.S. Approximately 55% of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

In 2024, most world equities markets, including the U.S., Canada, Europe, Japan, and Australia, continued to reach all-time highs. The S&P 500 index led major world indices with a 23% year-over-year gain. The dominance of a small number of technology stocks (the so-called “Magnificent 7”) diminished somewhat, with these stocks accounting for half of the S&P’s index’s gains in the current year, down from 63% in the prior year. Inflationary pressures eased gradually over the course of 2024 and, as a result, central banks in most countries cut their policy rates. Lower rates helped moderate economic conditions toward a “soft landing” for global economies, despite an ongoing backdrop of geopolitical uncertainty. Lower rates and the expectation of further rate reductions also contributed to higher market levels and volumes, with individual investors continuing their engagement with the securities markets, particularly in options and equities.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year:

Global trading volumes. Worldwide, equities volumes at most major trading venues increased in the current year, while major market indices reached all-time highs in the U.S., Canada, Europe, U.K., Germany, Japan, and Australia. In the U.S., according to industry data, average daily volume in exchange-listed equity-based options increased by 10%, listed cash equities volume by 10%, and futures by 9%, compared to 2023. Options trading volumes have risen with the growing popularity of shorter-dated options contracts. In futures markets, volumes increased across all product segments, particularly in commodities such as the metals, energy and agriculture sectors, as investors sought to mitigate their exposure to ongoing economic and geopolitical uncertainties.

These factors led to mixed but generally positive results across our major product types. Our customer options, equities, and futures volumes were up 32%, 22%, and 4%, respectively, while foreign exchange volumes declined 9%, compared to the prior year.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (‘‘VIX®’’), declined by 8%, from an average of 16.8 in 2023 to 15.6 in the current year. Volatility levels remain below the levels reached in 2020 through 2022, as the world economic outlook has improved and recession fears have waned.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. After holding rates steady since July 2023, the U.S. Federal Reserve cut the benchmark federal funds rate three times in 2024 (in September, November and December), by a cumulative 100 basis points. After a period of inversion, the U.S. Treasury yield curve began to revert toward a historically typical upward slope by year end, with long-term rates becoming higher than short-term rates. In most countries with developed financial markets, benchmark interest rates also declined over the course of the year as central banks’ concerns over inflation abated.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates, and uncertainty over future U.S. Federal Reserve rate policy, have led us to maintain a short duration portfolio, substantially all of which matured within three months at December 31, 2024, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. With benchmark rates at higher levels than they were during an extended period during and after the pandemic, we are able to earn our full 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on margin loan balances rose compared to the prior year. This increase was due to the average federal funds effective rate increasing to 5.14% in the current year from 5.02% in the prior year, and the growth in margin loan balances in the current active market environment.

Higher average balances contributed to a 13% rise in net interest income over the prior year, and our net interest margin held fairly steady, dipping slightly from 2.36% in the prior year to 2.35% in the current year.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current year, the value of the GLOBAL, as measured in U.S. dollars, decreased 1.45% compared to its value at December 31, 2023, which had a negative impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 7A of this Quarterly Report on Form 10-Q entitled ‘‘Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Diluted earnings per share were $6.93 for the year ended December 31, 2024 (“current year”), compared to $5.67 for the year ended December 31, 2023 (“prior year”). Adjusted diluted earnings per share were $7.03 for the current year, compared to $5.75 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $5,185 million and income before income taxes was $3,695 million, compared to net revenues of $4,340 million and income before income taxes of $3,069 million in the prior year. Adjusted net revenues were $5,257 million and adjusted income before income taxes was $3,767 million, compared to adjusted net revenues of $4,367 million and adjusted income before income taxes of $3,101 million in the prior year.

The financial highlights for the current year were:

•Net interest income increased 13% from the prior year to $3,148 million, driven by higher average customer margin loans and customer credit balances.

•Commission revenue increased 25% from the prior year to $1,697 million on higher options, stock and futures volumes.

•Other fees and services increased 42% from the prior year to $280 million on higher risk exposure fees, payments for order flow from exchange-mandated programs, and Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”).

•Other income increased $71 million from the prior year to a gain of $60 million.

•Execution, clearing and distribution fees expenses increased 16% to $447 million, driven by higher customer trading volume in options, stocks and futures.

•Pretax profit margin was 71% in both the current and prior year. Adjusted pretax profit margin was 72%, up from 71% in the prior year.

In connection with our currency diversification strategy as of December 31, 2024, approximately 23% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy decreased our comprehensive earnings by $222 million (compared to an increase of $42 million in the prior year), as the U.S. dollar value of the GLOBAL decreased by approximately 1.45%, compared to its value as of December 31, 2023. The effects of our currency diversification strategy are reported as (1) a component of “Other Income” (loss of $15 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $207 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•Competition among broker-dealers may continue to intensify.

•Benchmark interest rates tend to fluctuate with economic conditions. Changes in interest rates may not be predictable.

•Fiscal and/or monetary policy may change and impact the financial services business and securities markets.

•New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny in the use of artificial intelligence (AI) and information security by regulatory and legislative authorities has increased.

•The impact of another pandemic or a public health emergency will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

•We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated in recent years, and changes in Chinese governmental oversight of the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2020	620,405		27,039		704,278
2021	646,440	4%	27,334	1%	673,774	(4%)
2022	532,064	(18%)	26,966	(1%)	559,030	(17%)
2023	483,015	(9%)	29,712	10%	512,727	(8%)
2024	661,666	37%	63,348	113%	725,014	41%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	624,035		167,078		338,513,068
2021	887,849	42%	154,866	(7%)	771,273,709	128%
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)
2024	1,344,855	32%	218,327	4%	307,489,711	22%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	584,195		164,555		331,263,604
2021	852,169	46%	152,787	(7%)	766,211,726	131%
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)
2024	1,290,770	32%	214,864	4%	302,040,873	22%

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2020	39,840		2,523		7,249,464
2021	35,680	(10%)	2,079	(18%)	5,061,983	(30%)
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)
2024	54,085	37%	3,463	17%	5,448,838	31%

___________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2024	2023	% Change
Total Accounts (in thousands)	3,337	2,562	30%
Customer Equity (in billions) [1]	$568.2	$426.0	33%
Total Customer DARTs (in thousands) [2]	2,641	1,940	36%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.86	$3.14	(9%)
Cleared Avg. DARTs per Account (Annualized)	213	172	24%

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

	Year-Ended December 31,
	2024	2023	2022

	(in millions, except share and per share amounts)

Revenues
Commissions	$1,697	$1,360	$1,322
Other fees and services	280	197	184
Other income (loss)	60	(11)	(107)
Total non-interest income	2,037	1,546	1,399

Interest income	7,339	6,230	2,686
Interest expense	(4,191)	(3,436)	(1,018)
Total net interest income	3,148	2,794	1,668
Total net revenues	5,185	4,340	3,067

Non-interest expenses
Execution, clearing and distribution fees	447	386	324
Employee compensation and benefits	574	527	454
Occupancy, depreciation and amortization	101	99	90
Communications	39	41	33
General and administrative	314	211	165
Customer bad debt	15	7	3
Total non-interest expenses	1,490	1,271	1,069
Income before income taxes	3,695	3,069	1,998
Income tax expense	288	257	156
Net income	3,407	2,812	1,842
Less net income attributable to noncontrolling interests	2,652	2,212	1,462
Net income available for common stockholders	$755	$600	$380

Earnings per share
Basic	$6.99	$5.72	$3.78
Diluted	$6.93	$5.67	$3.75

Weighted average common shares outstanding
Basic	108,112,199	104,965,050	100,460,016
Diluted	109,002,938	105,846,877	101,299,609

Comprehensive income
Net income available for common stockholders	$755	$600	$380
Other comprehensive income
Cumulative translation adjustment, before income taxes	(53)	30	(26)
Income taxes related to items of other comprehensive income	-	-	-
Other comprehensive income (loss), net of tax	(53)	30	(26)
Comprehensive income available for common stockholders	$702	$630	$354

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$2,652	$2,212	$1,462
Other comprehensive income - cumulative translation adjustment	(154)	92	(85)
Comprehensive income attributable to noncontrolling interests	$2,498	$2,304	$1,377

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2024	2023	2022

Revenues
Commissions	33%	31%	43%
Other fees and services	5%	5%	6%
Other income (loss)	1%	(0%)	(3%)
Total non-interest income	39%	36%	46%

Interest income	142%	144%	88%
Interest expense	(81%)	(79%)	(33%)
Total net interest income	61%	64%	54%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	9%	9%	11%
Employee compensation and benefits	11%	12%	15%
Occupancy, depreciation and amortization	2%	2%	3%
Communications	1%	1%	1%
General and administrative	6%	5%	5%
Customer bad debt	0%	0%	0%
Total non-interest expenses	29%	29%	35%
Income before income taxes	71%	71%	65%
Income tax expense	6%	6%	5%
Net income	66%	65%	60%
Less net income attributable to noncontrolling interests	51%	51%	48%
Net income available for common stockholders	15%	14%	12%

Year Ended December 31, 2024 (“current year”) compared to the Year Ended December 31, 2023 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $845 million, or 19%, compared to the prior year, to $5,185 million. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and also from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified. In 2024, 2023, and 2022 we generated 38%, 37% and 37%, respectively, of commissions from operations conducted by our subsidiaries outside the U.S.

Commissions for the current year increased $337 million, or 25%, compared to the prior year, to $1,697 million, driven by higher customer trading volumes in options, stocks and futures. Total customer options and futures contract and stock share volumes increased 32%, 4% and 22%, respectively, from the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 36% to 2.6 million, compared to 1.9 million for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 9% to $2.86, compared to $3.14 for the prior year, due to smaller order sizes across all products, lower average commissions per order in stocks, options and forex, and greater capture of exchange liquidity rebates passed through to customers.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current year increased $83 million, or 42%, compared to the prior year, to $280 million, driven by a $54 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $14 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volume, and a $9 million increase in FDIC sweep fees due to higher customer balances and benchmark interest rates.

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

Other income, for the current year, increased $71 million, compared to the prior year, to a gain of $60 million. This increase was mainly comprised of $65 million related to our currency diversification strategy; $48 million from our principal trading and investment activities; and $23 million related to million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”); partially offset by a $48 million loss on positions taken over as customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed; and $16 million related to the remeasurement of our Tax Receivable Agreement liability, payable to Holdings, which went from a gain of $7 million in the prior year to a loss of $9 million in the current year, primarily due to changes in the Company’s effective tax rates.

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

Net interest income (interest income less interest expense), for the current year, increased $354 million, or 13%, compared to the prior year, to $3,148 million. The increase in net interest income was driven by higher customer margin loans and customer credit balances, and higher benchmark interest rates.

Net interest income on customer balances, for the current year, increased $497 million, compared to the prior year, driven by a $12.3 billion increase in average customer margin loans, a $9.8 billion increase in average customer credit balances, and an increase in the average federal funds effective rate to 5.14% from 5.02% in the prior year and. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

In the current year, average securities borrowed balances increased 11%, to $5.9 billion, and average securities loaned balances increased 44%, to $13.7 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current year, net interest earned from securities lending transactions decreased $184 million, or 67%, compared to the prior year, driven by lower demand for selling stocks short, as the stock market rose steadily in the current year, and by fewer so-called “hard to borrow” stocks industry wide. However, as noted above, the rise in benchmark interest rates has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $699 million in the current year, compared to $718 million in the prior year. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Average interest-earning assets
Segregated cash and securities	$62,117	$59,582	$51,644
Customer margin loans	53,503	41,229	43,402
Securities borrowed	5,899	5,315	3,961
Other interest-earning assets	11,180	10,114	9,000
FDIC sweeps [1,3]	4,214	3,003	2,229
	$136,913	$119,242	$110,235

Average interest-bearing liabilities
Customer credit balances	$105,840	$96,081	$90,172
Securities loaned	13,737	9,518	10,095
Other interest-bearing liabilities	26	1	4
	$119,603	$105,600	$100,271

Net Interest income
Segregated cash and securities, net	$3,024	$2,791	$742
Customer margin loans [2]	3,012	2,278	1,083
Securities borrowed and loaned, net	92	276	413
Customer credit balances, net [2]	(3,595)	(3,125)	(763)
Other net interest income [1,3]	690	600	207
Net interest income [3]	$3,223	$2,820	$1,682

Net interest margin ("NIM")	2.35%	2.36%	1.53%

Annualized Yields
Segregated cash and securities	4.87%	4.68%	1.44%
Customer margin loans	5.63%	5.53%	2.50%
Customer credit balances	3.40%	3.25%	0.85%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2024, 2023, and 2022, $28 million, $19 million and $10 million were reported in other fees and services, respectively. For the years ended December 31, 2024, 2023, and 2022, $47 million, $7 million and $4 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, increased $219 million, or 17%, compared to the prior year, to $1,490 million, mainly due to a $103 million increase in general and administrative expenses; a $61 million increase in execution, clearing and distribution fees; and a $47 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 29% for both the current year and the prior year.

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

Execution, clearing and distribution fees, for the current year, increased $61 million, or 16%, compared to the prior year, to $447 million, primarily driven by (1) a $55 million increase in regulatory fees due to an increase in the SEC fee rate effective May 22, 2024, a new FINRA Consolidated Audit Trail (“CAT”) fee initiated in October 2024, and higher customer trading volumes; and (2) a $20 million increase in clearing and depository fees due to higher customer trading volumes; partially offset by (3) a $19 million decrease in exchange fees due to greater capture of liquidity rebates from certain exchanges. As a percentage of total net revenues, execution, clearing and distribution fees were 9% for both the current year and the prior year.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $47 million, or 9%, compared to the prior year, to $574 million, associated with a combination of staffing increases and inflation. The average number of employees increased 2% to 2,960 for the current year, compared to 2,892 for the prior year. We continued to add staff worldwide to support our business expansion. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current year and 12% for the prior year. Employee compensation and benefits expenses as a percentage of adjusted net revenues were 11% for the current year and 12% for the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, increased $2 million, or 2%, compared to the prior year, to $101 million, mainly due to higher costs related to the expansion of our physical space for both offices and data centers. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current year and the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current year, decreased $2 million, or 5%, compared to the prior year, to $39 million. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, increased $103 million, or 49%, compared to the prior year, to $314 million, primarily due to a $57 million increase related to legal and regulatory matters, a $20 million increase in advertising expenses, and a one-time charge of $12 million related to the consolidation of our European subsidiaries. As a percentage of total net revenues, general and administrative expenses were 6% for the current year and 5% for the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us. Customer bad debt expense, for the current year increased $8 million, or 114%, compared to the prior year, to $15 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $31 million, or 12%, compared to the prior year, to $288 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2024; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.0% to 25.6%; partially offset by (4) an $11 million income tax benefit in the current year due to the remeasurement of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC, primarily due to changes in the Company’s effective tax rates.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$3,695	$3,069	$1,998
IBG, Inc. stand-alone income before income taxes and eliminations	(18)	4	2
Operating subsidiaries income before income taxes	$3,713	$3,065	$1,996

Operating subsidiaries
Income before income taxes	$3,713	$3,065	$1,996
Income tax expense	142	115	69
Net income available to members	$3,571	$2,950	$1,927

IBG, Inc.
Average ownership percentage in IBG LLC	25.6%	25.0%	24.0%
Net income available to IBG, Inc. from operating subsidiaries	$915	$737	$463
IBG, Inc. stand-alone income before income taxes	(14)	5	4
Income before income taxes	901	742	467
Income tax expense	146	142	87
Net income available to common stockholders	$755	$600	$380

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$142	$115	$69
Income tax expense attributable to IBG, Inc.	146	142	87
Consolidated income tax expense	$288	$257	$156

Operating Results

Income before income taxes, for the current year, increased $626 million, or 20%, compared to the prior year, to $3,695 million. Pretax profit margin was 71% for both the current year and the prior year.

Comparing our operating results for the current year to the prior year using non-GAAP financial measures, adjusted net revenues were $5,257 million, up 20%; adjusted income before income taxes was $3,767 million, up 21%; and adjusted pre-tax profit margin was 72% for the current year and 71% for the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2024, we held approximately 25.8% ownership interest in IBG LLC. Holdings holds approximately 74.2% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 25.6%, compared to approximately 25.0% for the prior year.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

For a discussion of changes for the year ended December 31, 2023 compared to the Year Ended December 31, 2022 refer to the Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting, which are measured at fair value; on our U.S. government and municipal securities portfolios, which are typically held to maturity; and on certain other investments, including equity securities taken over by the Company as a customer accommodation following unusual market events or technical issues. In the event an investment is sold prior to maturity, accumulated gains (losses) are realized and previously accumulated non-GAAP adjustments are reversed in the period of sale.

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

___________________________

1 Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

Adjusted net revenues (in millions)
Net revenues - GAAP	$5,185	$4,340	$3,067
Non-GAAP adjustments
Currency diversification strategy, net	15	80	100
Mark-to-market on investments	48	(46)	52
Remeasurement of TRA liability	9	(7)	(6)
Total non-GAAP adjustments	72	27	146
Adjusted net revenues	$5,257	$4,367	$3,213

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$3,695	$3,069	$1,998
Non-GAAP adjustments
Currency diversification strategy, net	15	80	100
Mark-to-market on investments	48	(46)	52
Remeasurement of TRA liability	9	(7)	(6)
Bad debt expense	-	5	-
Total non-GAAP adjustments	72	32	146
Adjusted income before income taxes	$3,767	$3,101	$2,144

Adjusted pre-tax profit margin	72%	71%	67%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$755	$600	$380
Non-GAAP adjustments
Currency diversification strategy, net	4	20	24
Mark-to-market on investments	12	(12)	13
Remeasurement of TRA liability	9	(7)	(6)
Bad debt expense	-	1	-
Income tax effect of above adjustments [1]	(4)	(2)	(7)
Remeasurement of deferred income taxes	(11)	7	7
Total non-GAAP adjustments	11	8	30
Adjusted net income available for common stockholders	$766	$608	$410

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$6.93	$5.67	$3.75
Non-GAAP adjustments
Currency diversification strategy, net	0.04	0.19	0.24
Mark-to-market on investments	0.11	(0.11)	0.12
Remeasurement of TRA liability	0.08	(0.07)	(0.06)
Bad debt expense	0.00	0.01	0.00
Income tax effect of above adjustments [1]	(0.03)	(0.01)	(0.07)
Remeasurement of deferred income taxes	(0.10)	0.07	0.07
Total non-GAAP adjustments	0.10	0.08	0.30
Adjusted diluted EPS	$7.03	$5.75	$4.05

Diluted weighted average common shares outstanding	109,002,938	105,846,877	101,299,609

Note: Amounts may not add due to rounding.

_________________________

1 The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2024, total assets were $150.1 billion of which approximately $148.9 billion, or 99.2%, were considered liquid.

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

As of December 31, 2024, liability balances in connection with securities loaned and payables to customers were higher than the monthly average balances during the current year. Short-term borrowing balance was lower than the average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2024 were $1,513 million ($1,625 million as of December 31, 2023). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of December 31, 2024, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 17% to $16.6 billion as of December 31, 2024, from $14.1 billion as of December 31, 2023. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2024.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)
Net cash provided by operating activities	$8,724	$4,544	$3,968
Net cash used in investing activities	(44)	(52)	(67)
Net cash used in financing activities	(833)	(624)	(470)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(207)	122	(111)
Increase in cash, cash equivalents, and restricted cash	$7,640	$3,990	$3,320

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $7,640 million to $40.2 billion for the year ended December31, 2024.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $8.7 billion in net cash from operating activities mainly driven by customer credit balances which increased $14.3 billion, investments in securities segregated for regulatory purposes which decreased $7.5 billion, and securities loaned which increased $4.9 billion; partially offset by customer margin loans which increased $20.0 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $44 million in our investing activities primarily for purchases of property, equipment, and intangible assets and other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $833 million in our financing activities, primarily for dividends paid to common stockholders and proportionate distributions to noncontrolling interests.

Year Ended December 31, 2023:

For a discussion of changes in cash flows for the year ended December 31, 2023 refer to our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Year Ended December 31, 2022:

For a discussion of changes in cash flows for the year ended December 31, 2022 refer to our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Regulatory Capital Requirements

As of December 31, 2024, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $49 million, $49 million and $69 million for the three years ended December 31, 2024, 2023, and 2022, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2024.

	Payments Due by Year
	Total	2025-2026	2027-2028	Thereafter

	(in millions)
Payable to Holdings under Tax Receivable Agreement (1)	$195	$28	$28	$139
Operating leases	134	57	38	39
Transition Tax liability (2)	18	18	-	-
Total contractual cash obligations	$347	$103	$66	$178

___________________________

(1)As of December 31, 2024, contractual amounts owed under the Tax Receivable Agreement of $195 million have been recorded in payable to affiliate in the consolidated financial statements, representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2024, approximately $293 million of cumulative cash payments have been made.

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

Inflation

Although we cannot accurately anticipate the effects of inflation on our operations, we believe that for the past several years inflation may have indirectly had a material impact on our results of operations. Inflation has been one of the factors driving our employee compensation and benefits expenses higher during the current period, although as a percentage of net revenues these expenses remain stable. In an effort to stem inflation, central banks have increased benchmark interest rates in most currencies, which has contributed to our net interest income. Inflation may also be a contributing factor to general uncertainty in the markets in the foreseeable future. Statements about future inflation are subject to the risk that actual inflation and its effects may differ, possibly materially, due to, among other things, changes in economic growth, impact of supply chain disruptions, unemployment and consumer demand.

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of December 31, 2024, substantially all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Zero Hash Holdings Ltd., a crypto-service provider, in which we held a beneficial ownership interest of 31.6%, as of December 31, 2024.

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

As of December 31, 2024, there were no definitive agreements with respect to any material acquisition.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. For example, on December 15, 2022, the EU formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. We record tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our non-U.S. subsidiaries, our income and equity are exposed to fluctuations in foreign exchange rates. For example, our non-U.S. subsidiaries are exposed to foreign exchange risks as described below:

•Some of our non-U.S. subsidiaries support customer transactions in financial instruments, carry bank balances, and borrow and lend securities in various currencies in their regular course of business. At the end of each accounting period, these non-U.S. subsidiaries’ assets and liabilities are revalued into their respective functional currencies for presentation in their financial statements. The resulting foreign currency gains or losses are reported in their income statements and, as translated into U.S. dollars for U.S. GAAP purposes, in our consolidated statements of comprehensive income, as a component of “Other income.”

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

The U.S. dollar value of the GLOBAL decreased 1.45% as of December 31, 2024 compared to December 31, 2023. As of December 31, 2024, approximately 23% of our equity was denominated in currencies other than the U.S. dollar.

The effects of our currency diversification strategy appear in two places in the consolidated financial statements: (1) as a component of “Other income” in the consolidated statements of comprehensive income and (2) as OCI in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in the consolidated statements of comprehensive income.

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2023				As of 12/31/2024
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.5%	$10,619	1.0000	0.720	76.6%	$12,714	1.1%
EUR	0.09	1.1037	0.099	10.4%	1,465	1.0353	0.093	9.9%	1,645	-0.5%
JPY	3.91	0.0071	0.028	2.9%	409	0.0064	0.025	2.6%	439	-0.3%
GBP	0.02	1.2731	0.025	2.7%	376	1.2513	0.025	2.7%	442	0.0%
CHF	0.02	1.1881	0.024	2.5%	350	1.1019	0.022	2.3%	389	-0.1%
CNH	0.13	0.1404	0.018	1.9%	269	0.1363	0.018	1.9%	313	0.0%
INR	1.10	0.0120	0.013	1.4%	195	0.0117	0.013	1.4%	227	0.0%
CAD	0.02	0.7549	0.011	1.2%	167	0.6953	0.010	1.1%	184	-0.1%
AUD	0.02	0.6811	0.010	1.1%	151	0.6188	0.009	1.0%	164	-0.1%
HKD	0.04	0.1281	0.004	0.5%	66	0.1287	0.005	0.5%	80	0.0%
			0.954	100.0%	$14,067		0.940	100.0%	$16,597	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2024.

We pay our customers interest based on benchmark overnight interest rates in various currencies, when interest rates are above a benchmark rate plus a small spread, on cash balances above $10 thousand (or equivalent) in securities accounts holding more than $100 thousand and at lower, tiered rates for accounts holding less than $100 thousand (or equivalent) net asset value. In currencies, if any, with negative rates, we pass through the cost of holding certain cash balances to our customers; therefore, we charge our customers interest on these cash balances. In a normal rate environment, we typically invest a portion of these funds in U.S. government securities with maturities of up to two years, although given the current interest rate environment, at this time substantially all such investments mature within three months. If interest rates were to increase rapidly and substantially, our net interest income would not increase proportionally with the interest rates for the portion of the funds invested at fixed yields. In addition, the mark-to-market changes in the value of these fixed rate securities will be reflected in other income, instead of net interest income. Our margin balances are priced to a benchmark rate plus a spread, with a minimum charge of 0.75% in U.S. dollars and most foreign currencies.

Based on customer balances and investments outstanding as of December 31, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $64 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $24 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of December 31, 2024, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $64 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $22 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2024, we had $64.4 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our real-time margining system, which automatically evaluates each account throughout the trading day and closes out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Market Risk Committee continually monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2024	2023	2024	2024

	(in millions)
Trading (1)
Equities and Currencies (2)	$8	$10	$9	$9
Trading Total	$8	$10	$9	$9

Non-Trading (1)
Equities and Currencies	$28	$28	$30	$34
Fixed Income, Other (3)	2	3	2	3
Non-Trading Total	$30	$31	$32	$37

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

The average and high VaR amounts are based on the four quarter ending calculations performed in 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2024, and the related (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified management’s calculation of income tax expense and deferred tax assets and liabilities as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in a multitude of jurisdictions across the Company’s global operations, and its estimate of the associated income tax expense and deferred tax assets and liabilities, required a high degree of auditor judgment and increased effort, including the need to involve our income tax specialists.

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

February 27, 2025

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$3,633	$3,753
Cash - segregated for regulatory purposes	36,600	28,840
Securities - segregated for regulatory purposes	27,846	35,386
Securities borrowed	5,369	5,835
Securities purchased under agreements to resell	6,575	5,504
Financial instruments owned, at fair value
Financial instruments owned	1,847	1,422
Financial instruments owned and pledged as collateral	77	66
Total financial instruments owned, at fair value	1,924	1,488
Receivables
Customers, less allowance for credit losses of $25 and $10 as of December 31, 2024 and 2023	64,432	44,472
Brokers, dealers, and clearing organizations	2,196	1,643
Interest	446	375
Total receivables	67,074	46,490
Other assets	1,121	955
Total assets	$150,142	$128,251
Liabilities and equity
Short-term borrowings	$14	$17
Securities loaned	16,248	11,347
Financial instruments sold, but not yet purchased, at fair value	293	193
Payables
Customers	115,343	101,012
Brokers, dealers, and clearing organizations	476	590
Affiliate	195	210
Accounts payable, accrued expenses and other liabilities	665	504
Interest	311	311
Total payables	116,990	102,627
Total liabilities	133,545	114,184
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 109,061,059 and 107,178,928 shares, Outstanding – 108,904,613 and 107,045,894 shares as of December 31, 2024 and 2023	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2024 and 2023	—	—
Additional paid-in capital	1,816	1,726
Retained earnings	2,515	1,852
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2024 and 2023	(45)	8
Treasury stock, at cost, 156,446 and 133,034 shares as of December 31, 2024 and 2023	(7)	(3)
Total stockholders’ equity	4,280	3,584
Noncontrolling interests	12,317	10,483
Total equity	16,597	14,067
Total liabilities and equity	$150,142	$128,251

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2024	2023	2022
Revenues
Commissions	$1,697	$1,360	$1,322
Other fees and services	280	197	184
Other income (loss)	60	(11)	(107)
Total non-interest income	2,037	1,546	1,399

Interest income	7,339	6,230	2,686
Interest expense	(4,191)	(3,436)	(1,018)
Total net interest income	3,148	2,794	1,668
Total net revenues	5,185	4,340	3,067

Non-interest expenses
Execution, clearing and distribution fees	447	386	324
Employee compensation and benefits	574	527	454
Occupancy, depreciation and amortization	101	99	90
Communications	39	41	33
General and administrative	314	211	165
Customer bad debt	15	7	3
Total non-interest expenses	1,490	1,271	1,069
Income before income taxes	3,695	3,069	1,998
Income tax expense	288	257	156
Net income	3,407	2,812	1,842
Less net income attributable to noncontrolling interests	2,652	2,212	1,462
Net income available for common stockholders	$755	$600	$380

Earnings per share
Basic	$6.99	$5.72	$3.78
Diluted	$6.93	$5.67	$3.75
Weighted average common shares outstanding
Basic	108,112,199	104,965,050	100,460,016
Diluted	109,002,938	105,846,877	101,299,609

Comprehensive income
Net income available for common stockholders	$755	$600	$380
Other comprehensive income
Cumulative translation adjustment, before income taxes	(53)	30	(26)
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(53)	30	(26)
Comprehensive income available for common stockholders	$702	$630	$354

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$2,652	$2,212	$1,462
Other comprehensive income - cumulative translation adjustment	(154)	92	(85)
Comprehensive income attributable to noncontrolling interests	$2,498	$2,304	$1,377

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$3,407	$2,812	$1,842
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(2)	30	20
Depreciation and amortization	67	65	58
Amortization of right-of-use assets	29	29	26
Employee stock plan compensation	112	100	92
Unrealized (gains) losses on other investments, net	(12)	(14)	8
(Gain) loss on remeasurement of Tax Receivable Agreement liability	10	(7)	(6)
Bad debt expense	15	7	3
Impairment loss	—	—	1
Shares distributed to customers under IBKR Promotions	23	12	9
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	7,540	(3,605)	(16,660)
Securities borrowed	466	(1,086)	(837)
Securities purchased under agreements to resell	(1,071)	525	(1,649)
Financial instruments owned, at fair value	(434)	(1,033)	189
Receivables from customers	(19,975)	(5,719)	16,172
Other receivables	(624)	1,792	88
Other assets	(203)	(103)	35
Securities loaned	4,901	2,407	(2,829)
Financial instruments sold, but not yet purchased, at fair value	100	47	(36)
Payable to customers	14,331	7,817	7,561
Other payables	44	468	(119)
Net cash provided by operating activities	8,724	4,544	3,968
Cash flows from investing activities
Purchases of other investments	(40)	(26)	(5)
Distributions received and proceeds from sales of other investments	45	23	7
Purchase of property, equipment and intangible assets	(49)	(49)	(69)
Net cash used in investing activities	(44)	(52)	(67)
Cash flows from financing activities
Short-term borrowings, net	(3)	(1)	(9)
Dividends paid to stockholders	(92)	(42)	(40)
Distributions to noncontrolling interests	(715)	(556)	(404)
Repurchases of common stock for employee tax withholdings	(54)	(34)	(20)
Proceeds from the sale of treasury stock	56	34	23
Payments made under the Tax Receivable Agreement	(25)	(25)	(20)
Net cash used in financing activities	(833)	(624)	(470)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	122	(111)
Net increase in cash, cash equivalents and restricted cash	7,640	3,990	3,320
Cash, cash equivalents and restricted cash at beginning of period	32,593	28,603	25,283
Cash, cash equivalents and restricted cash at end of period	$40,233	$32,593	$28,603
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,633	3,753	3,436
Cash segregated for regulatory purposes	36,600	28,840	25,167
Cash, cash equivalents and restricted cash at end of period	$40,233	$32,593	$28,603
Supplemental disclosures of cash flow information
Cash paid for interest	$4,190	$3,317	$833
Cash paid for taxes, net	$279	$228	$148
Cash paid for amounts included in lease liabilities	$39	$35	$32
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$39	$229	$192
Redemption of member interests from IBG Holdings LLC	$(39)	$(229)	$(192)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$41	$33	$27
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(41)	$(33)	$(27)
Non-cash distributions to noncontrolling interests	$—	$—	$(1)

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2024, 2023, and 2022

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2021	98,359,572	$1	$1,442	$(5)	$953	$4	$2,395	$7,827	$10,222
Issuance of common stock in follow-on offering	3,271,390		84				84	(84)	—
Common stock distributed pursuant to stock incentive plans	1,276,186						—		—
Issuance of common stock - IBKR Promotion	150,000		2	(10)			(8)	8	—
Net distribution of common stock - IBKR Promotion				9			9		9
Compensation for stock grants vesting in the future			23				23	69	92
Deferred tax benefit retained - follow-on offering			3				3		3
Repurchases of common stock for employee tax withholdings under stock incentive plans				(20)			(20)		(20)
Sales of treasury stock				20	1		21	2	23
Dividends paid to stockholders - $0.10 per share					(40)		(40)		(40)
Distributions from IBG LLC to noncontrolling interests							—	(405)	(405)
Adjustments for changes in proportionate ownership in IBG LLC			27				27	(27)	—
Comprehensive income					380	(26)	354	1,377	1,731
Balance, December 31, 2022	103,057,148	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615
Issuance of common stock in follow-on offering	2,632,748		81				81	(81)	—
Common stock distributed pursuant to stock incentive plans	1,389,032						—		—
Issuance of common stock - IBKR Promotion	100,000		2	(8)			(6)	6	—
Net distribution of common stock - IBKR Promotion				11			11	1	12
Compensation for stock grants vesting in the future			25				25	75	100
Deferred tax benefit retained - follow-on offering			4				4		4
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)		(34)
Sales of treasury stock				34			34		34
Dividends paid to stockholders - $0.10 per share					(42)		(42)		(42)
Distributions from IBG LLC to noncontrolling interests							—	(556)	(556)
Adjustments for changes in proportionate ownership in IBG LLC			33				33	(33)	—
Comprehensive income					600	30	630	2,304	2,934
Balance, December 31, 2023	107,178,928	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock in follow-on offering	333,000		12				12	(12)	—
Common stock distributed pursuant to stock incentive plans	1,349,131						—		—
Issuance of common stock - IBKR Promotion	200,000		6	(23)			(17)	17	—
Net distribution of common stock - IBKR Promotion			1	19			20	2	22
Compensation for stock grants vesting in the future			28				28	84	112
Deferred tax benefit retained - follow-on offering			1				1		1
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	1	56
Dividends paid to stockholders [1]					(92)		(92)		(92)
Distributions from IBG LLC to noncontrolling interests							—	(715)	(715)
Adjustments for changes in proportionate ownership in IBG LLC			41				41	(41)	—
Comprehensive income					755	(53)	702	2,498	3,200
Balance, December 31, 2024	109,061,059	$1	$1,816	$(7)	$2,515	$(45)	$4,280	$12,317	$16,597

___________________________

(1)In April of 2024, the Company increased the quarterly dividend from $0.10 per share to $0.25 per share.

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 160 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2024, the Company had 2,998 employees worldwide.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of December 31, 2024, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2024	2023

	(in millions)

U.S. and foreign government securities	$6,460	$5,684
Municipal securities	33	70
Securities purchased under agreements to resell [1]	21,353	29,632
	$27,846	$35,386

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

Securities lending fees received and paid by the Company are included in “Interest income” and “Interest expense,” respectively, in the consolidated statements of comprehensive income.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices, or if not available, are valued by the Company based on internal estimates (see Fair Value above). The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported as “Financial instruments owned and pledged as collateral” in the consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer Receivables and Payables

Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are recorded as “Customer bad debt” expense in the consolidated statements of comprehensive income (see Current Expected Credit Losses above).

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

Investments

The Company makes certain strategic investments related to its business which are included in “Other assets” in the consolidated statements of financial condition. The Company accounts for these investments as follows:

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2024	2023

	(in millions)

Equity method investments [1]	$172	$142
Investments in equity securities at adjusted cost [2]	29	22
Investments in equity securities at fair value [2]	32	44
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$235	$210

______________________

(1)The Company’s share of income or losses is included in “Other income” in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(2)These investments do not qualify for the equity method of accounting. Dividends received are included in “Other income” in the consolidated statements of comprehensive income.

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in “Other assets” in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the consolidated statements of financial condition and any resulting gain or loss is recorded in “Other income” in the consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Occupancy, depreciation and amortization” expense in the Company’s consolidated statements of comprehensive income.

Crypto-assets safeguarding liability and corresponding safeguarding asset

On January 30, 2025, the SEC issued Staff Accounting Bulletin No. 122 (“SAB 122”) rescinding the interpretative guidance in the Staff Accounting Bulletin No. 121 (“SAB 121”) which required an entity to recognize a safeguarding liability, with a corresponding asset, when an entity has a safeguarding obligation to its customers. SAB 121 required the safeguarding liability to be recorded at the fair value of the crypto-assets being safeguarded with consideration of potential loss events that could result in the corresponding asset being different from the safeguarding liability. SAB 121 also required entities to provide additional disclosures about the nature and amount of crypto assets being safeguarded, as well as any vulnerabilities related to concentrations in crypto-asset safeguarding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

SAB 122, also states that an entity that has an obligation to safeguard crypto-assets for others should determine whether to recognize a liability related to the risk of loss under such an obligation, and if so, the measurement of such a liability, by applying the recognition and measurement requirements in accordance with FASB ASC Subtopic 450-20, “Loss Contingencies.” As of December 31, 2024, 2023 and 2022, respectively, no loss events have been identified.

The Company early adopted SAB 122 with retrospective application to all prior periods presented. Previously reported amounts in the consolidated statements of financial condition and notes to the consolidated financial statements have been adjusted, as follows:

	December 31, 2023 [1]
	As Reported	Adjustment	As Adjusted

	(in millions)

Assets
Other assets	$1,127	$(172)	$955
Total assets	$128,423	$(172)	$128,251

Liabilities
Accounts payable, accrued expenses and other liabilities	$676	$(172)	$504
Total payables	$102,799	$(172)	$102,627
Total liabilities	$114,356	$(172)	$114,184
Total liabilities and equity	$128,423	$(172)	$128,251

______________________

(1)For the consolidated statements of cash flow, the Company considered the change in the crypto-asset safeguarding asset and the crypto-asset safeguarding liability to be non-cash items and were not included in the change in “Other assets” and “Other payables” lines in the consolidated statements of cash flows. As a result, there is no impact to periods prior to the year ended December 31, 2023.

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

The Company’s non-U.S. domiciled subsidiaries have a functional currency that is other than the U.S. dollar. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Adjustments that result from translating amounts from a subsidiary’s functional currency to the U.S. dollar (as described above) are reported net of tax, where applicable, in “Accumulated other comprehensive income” in the consolidated statements of financial condition.

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported as “Commissions” in the consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. The Company’s IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades. See Note 8 for further information on revenue from contracts with customers.

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

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in “Interest income” and “Interest expense,” respectively, in the consolidated statements of comprehensive income.

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in “Other income” in the consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in “Other income” in the consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are recorded net within “Execution, clearing and distribution fees” in the consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are recorded net within “Commissions” in the consolidated statements of comprehensive income.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. The Company is continuing to evaluate the potential impact of the EU’s Pillar Two Directive and similar legislations adopted by other countries (collectively, “Pillar Two Directives”), but based on current guidance, the Company believes that its results of operations, financial condition and cash flows will not be materially impacted by such Pillar Two Directives.

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

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as “Income tax expense” in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Standards Adopted During 2024

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

•Effective date: January 1, 2024 and for interim periods effective January 1, 2025.

•The Company has determined that it has a single reportable segment managed on a consolidated basis and has included the required disclosures in the notes to the consolidated financial statements - see Note 15 – Segment Reporting and Geographic Information.

Rescinds SAB 121, Accounting for the Obligations to Safeguard Crypto-assets, SAB 122 Issued January 2025

•Rescinds SAB 121, which required companies that have obligations to safeguard crypto-assets held for their platform users to recognize a liability to reflect such obligation and a corresponding asset in the balance sheet, both measured at the fair value of the crypto-assets.

•Effective date: January 1, 2025, on a fully retrospective basis, with early adoption permitted.

•The Company early adopted SAB 122 as of December 31, 2024, which resulted in the derecognition of the crypto-assets safeguarding liability and the corresponding crypto-asset safeguarding asset from its consolidated statements of financial condition for all periods presented.

FASB Standards issued but not adopted as of December 31, 2024

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

•Effective for annual periods beginning after December 15, 2024. •The Company is currently assessing the impact to its consolidated financial statements.

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

•Effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years.

•The changes are not expected to have a material impact on the Company’s consolidated financial statements.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Issued November 2024

•Requires companies to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption.

•Requires companies to include certain amounts already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements.

•Disclose the total amount of selling expenses and the company's definition of selling expenses.

•Requires companies to disclose a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated.

•Effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s equity as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is included in “Other income” in the consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2024.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,931,614	313,643,354	422,574,968

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These consolidated financial statements reflect the results of operations and financial position of IBG, Inc., including consolidation of its investment in IBG LLC and its subsidiaries. The noncontrolling interests in IBG LLC attributable to Holdings are reported as a component of “Total equity” in the consolidated statements of financial condition.

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

Since the consummation of the IPO and Recapitalization, IBG, Inc.’s equity capital structure has been comprised of Class A and Class B common stock. All shares of common stock have a par value of $0.01 per share and have identical rights to earnings and dividends and in liquidation. The below table presents the authorized, issued, and outstanding shares for the periods indicated.

	December 31,
	2024			2023
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	1,000,000,000	109,061,059	108,904,613	1,000,000,000	107,178,928	107,045,894
Class B common stock	100	100	100	100	100	100
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2024 and 2023, the unamortized balance of these deferred tax assets was $196 million and $197 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported as “Payable to affiliate” in the Company’s consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to “Additional paid-in capital” in the Company’s consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2024 were $688 million, $585 million and $103 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $293 million through December 31, 2024 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2023, IBG, Inc. issued 40,111,445 shares of common stock (with a fair value of $1.9 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 25, 2024, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 333,000 shares of common stock (with a fair value of $39 million) in exchange for an equivalent number of shares of member interests in IBG LLC, in accordance with the Exchange Agreement.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 1,000,000 shares of common stock to be issued under these promotions. From 2019 through 2024, the Company issued 620,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 25.8%, with Holdings owning the remaining 74.2% as of December 31, 2024. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.4% as of December 31, 2024.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2024	2023	2022

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$755	$600	$380
Weighted average shares of common stock outstanding
Class A	108,112,099	104,964,950	100,459,916
Class B	100	100	100
	108,112,199	104,965,050	100,460,016
Basic earnings per share	$6.99	$5.72	$3.78

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2024	2023	2022

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$755	$600	$380
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	108,112,099	104,964,950	100,459,916
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	890,739	881,827	839,593
Class B	100	100	100
	109,002,938	105,846,877	101,299,609
Diluted earnings per share	$6.93	$5.67	$3.75

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2024, 2023, and 2022, IBG LLC made distributions totaling $961 million, $741 million and $533 million to its members, of which IBG, Inc.’s proportionate share was $246 million, $185 million and $128 million, respectively. The Company paid quarterly cash dividends of $0.10 per share of common stock, totaling $42 million and $40 million during 2023 and 2022, respectively. In April of 2024 the Company increased the cash dividend paid from $0.10 per share of common stock to $0.25, paying dividends totaling $92 million during 2024.

On January 21, 2025, the Company declared a cash dividend of $0.25 per share of common stock, payable on March 14, 2025, to stockholders of record as of February 28, 2025.

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$702	$630	$354

Earnings per share on comprehensive income
Basic	$6.50	$6.00	$3.53
Diluted	$6.44	$5.95	$3.50
Weighted average common shares outstanding
Basic	108,112,199	104,965,050	100,460,016
Diluted	109,002,938	105,846,877	101,299,609

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.  Financial Assets and Financial Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present, by level within the fair value hierarchy (see Note 2), financial assets and liabilities, measured at fair value on a recurring basis for the periods indicated. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement. The Company early adopted SAB 122 with retrospective application to all prior periods presented. Previously reported amounts have been adjusted to conform with the current period presentation (see Note 2 Significant Accounting Policies - Crypto-assets safeguarding liability and corresponding safeguarding asset).

	Financial Assets at Fair Value as of December 31, 2024

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,460	$—	$—	$6,460
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,460	33	—	6,493

Financial instruments owned, at fair value
Stocks	1,763	—	—	1,763
Options	84	—	—	84
U.S. and foreign government securities	54	—	—	54
Mutual funds	2	—	—	2
Precious metals	—	21	—	21
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,903	21	—	1,924

Other assets
Customer-held fractional shares	260	—	—	260
Other investments in equity securities	32	—	—	32
Total other assets	292	—	—	292
Total financial assets at fair value	$8,655	$54	$—	$8,709

	Financial Liabilities at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$116	$—	$—	$116
Options	96	—	—	96
Precious metals	—	18	—	18
Currency forward contracts	—	63	—	63
Total financial instruments sold, but not yet purchased, at fair value	212	81	—	293

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	260	—	—	260
Total accounts payable, accrued expenses and other liabilities	260	—	—	260
Total financial liabilities at fair value	$472	$81	$—	$553

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,684	$—	$—	$5,684
Municipal securities	—	70	—	70
Total securities segregated for regulatory purposes	5,684	70	—	5,754

Financial instruments owned, at fair value
Stocks	1,023	—	—	1,023
Options	354	—	—	354
U.S. and foreign government securities	39	—	—	39
Precious metals	—	12	—	12
Currency forward contracts	—	60	—	60
Total financial instruments owned, at fair value	1,416	72	—	1,488

Other assets
Customer-held fractional shares	144	—	—	144
Other investments in equity securities	44	—	—	44
Total other assets	188	—	—	188
Total financial assets at fair value	$7,288	$142	$—	$7,430

	Financial Liabilities at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$77	$—	$—	$77
Options	104	—	—	104
Precious metals	—	7	—	7
Currency forward contracts	—	5	—	5
Total financial instruments sold, but not yet purchased, at fair value	181	12	—	193

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	144	—	—	144
Total accounts payable, accrued expenses and other liabilities	144	—	—	144
Total financial liabilities at fair value	$325	$12	$—	$337

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the year ended December 31, 2024.

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

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,633	$3,633	$3,633	$—	$—
Cash - segregated for regulatory purposes	36,600	36,600	36,600	—	—
Securities - segregated for regulatory purposes	21,353	21,353	—	21,353	—
Securities borrowed	5,369	5,369	—	5,369	—
Securities purchased under agreements to resell	6,575	6,575	—	6,575	—
Receivables from customers	64,432	64,432	—	64,432	—
Receivables from brokers, dealers and clearing organizations	2,196	2,196	—	2,196	—
Interest receivable	446	446	—	446	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$140,634	$140,636	$40,233	$100,374	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	16,248	16,248	—	16,248	—
Payables to customers	115,343	115,343	—	115,343	—
Payables to brokers, dealers and clearing organizations	476	476	—	476	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$132,392	$132,392	$—	$132,392	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,753	$3,753	$3,753	$—	$—
Cash - segregated for regulatory purposes	28,840	28,840	28,840	—	—
Securities - segregated for regulatory purposes	29,632	29,632	—	29,632	—
Securities borrowed	5,835	5,835	—	5,835	—
Securities purchased under agreements to resell	5,504	5,504	—	5,504	—
Receivables from customers	44,472	44,472	—	44,472	—
Receivables from brokers, dealers and clearing organizations	1,643	1,643	—	1,643	—
Interest receivable	375	375	—	375	—
Other assets	22	23	—	2	21
Total financial assets, not measured at fair value	$120,076	$120,077	$32,593	$87,463	$21

Financial liabilities, not measured at fair value
Short-term borrowings	$17	$17	$—	$17	$—
Securities loaned	11,347	11,347	—	11,347	—
Payables to customers	101,012	101,012	—	101,012	—
Payables to brokers, dealers and clearing organizations	590	590	—	590	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$113,277	$113,277	$—	$113,277	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	December 31, 2024
	Gross	Amounts	Net Amounts	Amounts Not
	Amounts	Offset in the	Presented in the	Offset in the
	of Financial	Consolidated	Consolidated	Consolidated Statement
	Assets and	Statement of	Statement of	of Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition [2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$21,353 [1]	$—	$21,353	$(21,353)	$—
Securities borrowed	5,369	—	5,369	(5,159)	210
Securities purchased under agreements to resell	6,575	—	6,575	(6,575)	—
Financial instruments owned, at fair value
Options	84	—	84	(69)	15
Currency forward contracts	—	—	—	—	—
Total	$33,381	$—	$33,381	$(33,156)	$225

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,248	$—	$16,248	$(15,105)	$1,143
Financial instruments sold, but not yet purchased, at fair value
Options	96	—	96	(69)	27
Currency forward contracts	63	—	63	—	63
Total	$16,407	$—	$16,407	$(15,174)	$1,233

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2023
	Gross	Amounts	Net Amounts	Amounts Not
	Amounts	Offset in the	Presented in the	Offset in the
	of Financial	Consolidated	Consolidated	Consolidated Statement
	Assets and	Statement of	Statement of	of Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition [2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes - purchased under agreements to resell	$29,632 [1]	$—	$29,632	$(29,632)	$—
Securities borrowed	5,835	—	5,835	(5,618)	217
Securities purchased under agreements to resell	5,504	—	5,504	(5,504)	—
Financial instruments owned, at fair value
Options	354	—	354	(104)	250
Currency forward contracts	60	—	60	—	60
Total	$41,385	$—	$41,385	$(40,858)	$527

	(in millions)
Offsetting of financial liabilities
Securities loaned	$11,347	$—	$11,347	$(10,443)	$904
Financial instruments sold, but not yet purchased, at fair value
Options	104	—	104	(104)	—
Currency forward contracts	5	—	5	—	5
Total	$11,456	$—	$11,456	$(10,547)	$909

___________________________

(1)As of December 31, 2024 and 2023, the Company had $21.4 billion and $29.6 billion, respectively, of securities purchased under agreements to resell that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 at December 31, 2024 and 2023.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,215	$—	$—	$—	$16,215
Corporate bonds	33	—	—	—	33
Total securities loaned	$16,248	$—	$—	$—	$16,248

	December 31, 2023
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$11,306	$—	$—	$—	$11,306
Corporate bonds	41	—	—	—	41
Total securities loaned	$11,347	$—	$—	$—	$11,347

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2024 and 2023, approximately $64.4 billion and $44.5 billion, respectively, of customer margin loans were outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2024		December 31, 2023
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$134,407	$8,342	$97,210	$8,437
Securities purchased under agreements to resell transactions [1]	27,988	26,678	35,198	34,825
Customer margin assets	87,809	21,465	54,847	17,234
	$250,204	$56,485	$187,255	$60,496

___________________________

(1)As of December 31, 2024, $21.4 billion or 80% (as of December 31, 2023, $29.6 billion or 85%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2024 and 2023, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2024	2023

	(in millions)

Stocks	$25	$28
U.S. and foreign government securities	52	38
	$77	$66

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Geographic location [1]
United States	$1,230	$968	$931
International	747	589	575
	$1,977	$1,557	$1,506

Major types of services
Commissions	$1,697	$1,360	$1,322
Market data fees [2]	71	70	76
Risk exposure fees [2]	100	46	33
Payments for order flow [2]	45	31	37
FDIC sweep fees [2]	28	19	10
Other [2]	36	31	28
	$1,977	$1,557	$1,506

___________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in “Other fees and services” in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $31 million and $26 million, as of December 31, 2024 and 2023, respectively, are reported in “Other assets” in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the consolidated statements of financial condition. As of December 31, 2024 and 2023, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the consolidated statements of financial condition. As of December 31, 2024 and 2023, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.  Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Principal transactions [1]	$127	$48	$(16)
Gains (losses) from currency diversification strategy, net	(15)	(80)	(100)
Other, net	(52)	21	9
	$60	$(11)	$(107)

___________________________

(1)Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the consolidated statements of comprehensive income were $8 million, $7 million and $6 million of plan contributions for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of this Annual Report on Form 10-K, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 40,586 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	29,332,059		$842
April 25, 2022	180,889	[1]	12
December 31, 2022	1,248,105	[2]	91
December 31, 2023	1,257,822		102
December 31, 2024	617,122		111
Total awards granted since inception	32,635,997		$1,158

___________________________

(1)On April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the year ended December 31, 2024.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $112 million, $100 million and $92 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of December 31, 2024 are $39 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and
	Incentive Plan		were Distributed
	Units		($ millions) [1]
Balance, December 31, 2021	4,783,810
Granted	1,428,994
Canceled	(179,856)
Distributed	(1,276,186)		$67
Balance, December 31, 2022	4,756,761
Granted	1,257,822	[2]
Canceled	(20,480)
Distributed	(1,389,032)		$108
Balance, December 31, 2023	4,605,071
Granted	617,122
Canceled	(43,021)
Distributed	(1,349,131)		$161
Balance, December 31, 2024	3,830,041

________________________

(1)Intrinsic value of SIP units distributed represents the compensation value reported to the participants.

(2)Stock Incentive Plan number of granted restricted stock units related to 2023 was adjusted by 952 additional restricted stock units during the year ended December 31, 2024.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through December 31, 2024, a total of 1,392,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three years ended December 31, 2024, 2023, and 2022 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)
Current
Federal	$133	$104	$59
State and local	22	14	8
Foreign	135	109	69
Total current	290	227	136
Deferred
Federal	8	27	21
State and local	(9)	4	4
Foreign	(1)	(1)	(5)
Total deferred	(2)	30	20
	$288	$257	$156

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
State, local and foreign taxes, net of federal benefit	1.8%	2.5%	2.1%
Subtotal	22.8%	23.5%	23.1%
Less: rate attributable to noncontrolling interests	(15.0%)	(15.1%)	(15.3%)
Total	7.8%	8.4%	7.8%

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in other assets and in accounts payable, accrued expenses and other liabilities, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2024	2023	2022

	(in millions)
Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$196	$197	$193
Deferred compensation	19	17	14
Other	35	31	34
Total deferred tax assets	250	245	241
Deferred tax liabilities
Foreign	3	4	2
Other	10	10	7
Total deferred tax liabilities	13	14	9
Net deferred tax assets	$237	$231	$232

As of and for the years ended December 31, 2024 and 2023, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2024, the Company is no longer subject to U.S. Federal, State and Non-U.S. income tax examinations for tax years before 2011.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2024, accumulated earnings held by non-U.S. subsidiaries totaled $3.2 billion (as of December 31, 2023 $2.7 billion), of which $3.0 billion of such earnings are indefinitely reinvested abroad due to regulatory and other capital requirements and business needs in foreign jurisdictions. As a result, the Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. tax on Internal Revenue Code (“IRC”) Section 986 gains/losses on previously taxed earnings and any local foreign withholding taxes associated with the repatriation of such earnings. If the Company were to record a deferred tax liability due to a hypothetical repatriation of such earnings, the estimated amount of such taxes would be up to $42 million as of December 31, 2024.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $3 million tax liability (including interest) for an uncertain tax position for an IRS audit primarily related to the IRC Section 199 Domestic Production Activities Deduction.

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of December 31, 2024, the weighted-average remaining lease term on these leases is approximately 5.7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.92%. For the year ended December 31, 2024, right-of-use assets obtained under new operating leases were $15 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	December 31,
	2024	2023

	(in millions)

Right-of-use assets [1]	$102	$120
Lease liabilities [1]	$121	$143

___________________________

(1)Right-of-use assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in the Company’s consolidated statements of financial condition.

The table below presents balances reported in the consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Operating lease cost	$34	$35	$32
Variable lease cost	6	6	4
Total lease cost	$40	$41	$36

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2024
(in millions)
2025	$30
2026	27
2027	20
2028	18
2029	17
Thereafter	22
Total undiscounted operating lease payments	134
Less: imputed interest	(13)
Present value of operating lease liabilities	$121

13.  Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are included in “Other assets” in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment. The table below presents balances related to property, equipment and intangible assets for the periods indicated.

	December 31,
	2024	2023

	(in millions)

Leasehold improvements	$28	$56
Computer equipment	67	90
Office furniture and equipment	15	15
	110	161
Less - accumulated depreciation and amortization	(51)	(80)
Property and equipment, net	59	81

Internally developed software	88	84
Other intangible assets	4	4
Less - accumulated amortization	(44)	(45)
Intangible assets, net	48	43
Total property, equipment, and intangible assets, net	$107	$124

Depreciation and amortization of $67 million, $65 million and $58 million, for the three years ended December 31, 2024, 2023, and 2022, respectively, is included in “Occupancy, depreciation and amortization” expense in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2024 is expected to be approximately $26 million, $16 million, and $6 million, for years ended December 31, 2025, 2026, and 2027, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2024 and 2023, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On August 5, 2024, the Federal Circuit denied the petition and issued the mandate of the court on August 12, 2024. Harris Brumfield filed a petition for a writ of certiorari with the Supreme Court of the United States on January 2, 2025. The Defendants’ brief in opposition to the petition is due March 20, 2025.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, Ph.D., the Company’s Executive Vice President and former Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleges that a purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint seeks, among other things, undefined compensatory damages and declaratory and injunctive relief.

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

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. On December 4, 2024, plaintiff filed a motion for approval of the form and manner of notice of the lawsuit to members of the class. On December 26, 2024, the Company filed its opposition to the motion, which is currently pending before the District Court. The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2026. IB LLC and the related defendants continue to believe that the plaintiff’s claims are deficient and intend to continue to defend themselves vigorously and, consistent with past practice, may pursue any potential claims for counsel fees and expenses incurred in defending the case.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15.  Segment Reporting and Geographic Information

Segment Reporting

The Company has a single reportable segment, electronic brokerage, which is managed on a consolidated basis since the Company’s chief operating decision maker (“CODM”) assesses performance and allocates resources on a consolidated basis based on income before income taxes and net income as reported on the consolidated statements of comprehensive income. The Company’s CODM is its Chief Executive Officer and President.

The electronic brokerage segment provides execution, clearing and settlement of trades globally for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. The electronic brokerage segment derives revenue from customers in the U.S. and international markets by routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 160 electronic exchanges and market centers in 36 countries and 28 currencies around the world, and by offering custody, prime brokerage, and securities and margin lending services to customers. In addition, electronic brokerage customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies.

Since the electronic brokerage segment is managed on a consolidated basis, there are no reconciling items between segment and the consolidated amounts reported in these financial statements, including total assets and segment assets. The accounting policies of the electronic brokerage segment are the same as those described in the summary of significant accounting policies in Note 2.

The table below presents selected financial information, including significant expenses, for the Company’s single operating segment for the periods indicated.

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Total net revenues	$5,185	$4,340	$3,067

Significant Expenses
Transaction based fees [1]	364	308	254
Non-transaction based fees [1]	83	78	70
Employee compensation [2]	533	486	427
Advertising [3]	67	47	46
Other expenses [4]	443	352	272
Total non-interest expenses	1,490	1,271	1,069
Income before income taxes	3,695	3,069	1,998
Income tax expense	288	257	156
Net income	$3,407	$2,812	$1,842

Total Segment Assets	$150,142	$128,251	$115,143

___________________________

(1)Included in “Execution, clearing and distribution fees” in the consolidated statements of comprehensive income.

(2)Included in “Employee compensation and benefits” in the consolidated statements of comprehensive income.

(3)Included in “General and administrative” in the consolidated statements of comprehensive income.

(4)Includes “Occupancy, depreciation and amortization”; “Communications”; “Customer bad debt”; employee benefits and other personnel expenses included in “Employee compensation and benefits”; and professional services, legal and regulatory matters, and other administrative expenses included in “General and administrative” in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest income and expense is disclosed in the consolidated statements of comprehensive income. Depreciation and amortization expense is disclosed in Note 13 – Property, Equipment and Intangible Assets.

Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 160 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 35 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Year-Ended December 31,
	2024	2023	2022

	(in millions)

Net revenues
United States	$3,589	$3,028	$2,115
International	1,596	1,312	952
Total net revenues	$5,185	$4,340	$3,067
Income before income taxes
United States	$2,786	$2,316	$1,546
International	909	753	452
Total income before income taxes	$3,695	$3,069	$1,998

16.  Regulatory Requirements

As of December 31, 2024, aggregate excess regulatory capital for all operating subsidiaries was $12.4 billion.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2024.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$9,450	$1,268	$8,182
IBHK	1,427	359	1,068
IBIE	1,302	293	1,009
Other regulated operating subsidiaries	2,274	170	2,104
	$14,453	$2,090	$12,363

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2024, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

17.  Related Party Transactions

Receivable from affiliate, reported in “Other assets” in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

The table below presents the receivables from and payables to directors, officers, and their affiliates which are included in receivables from and payables to customers, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2024	2023

	(in millions)

Receivables from directors, officers and their affiliates	$44	$6
Payables to directors, officers, and their affiliates	$1,320	$985

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18. Parent Company Condensed Financial Statements

The preparation of the Parent Company Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the condensed financial statements.

Parent Company Only – Condensed Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$1	$6
Investments in subsidiaries, equity basis	4,270	3,571
Other assets [1]	233	230
Total assets	$4,504	$3,807
Liabilities and Equity
Liabilities:
Payable to affiliates [2]	$195	$209
Accrued expenses and other liabilities	29	14
	224	223
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 1,000,000,000, Issued - 109,061,059 and 107,178,928 shares, Outstanding – 108,904,613 and 107,045,994 shares as of December 31, 2024 and 2023	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of December 31, 2024 and 2023	—	—
Additional paid-in capital	1,816	1,726
Retained earnings	2,515	1,852
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2024 and 2023	(45)	8
Treasury stock, at cost, 156,446 and 133,034 shares as of December 31, 2024 and 2023	(7)	(3)
Total equity	4,280	3,584
Total liabilities and equity	$4,504	$3,807

___________________________

(1)As of December 31, 2024 and 2023, receivables from affiliates were immaterial.

(2)As of December 31, 2024 and 2023, respectively, payable to affiliates of $195 million and $210 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

Parent Company Only – Condensed Statements of Comprehensive Income

	Year-Ended December 31,
(in millions)	2024	2023	2022
Income (loss) before income from subsidiaries	$(12)	$5	$4
Undistributed gains of subsidiaries, net	913	737	463
Income tax expense	146	142	87
Net income	$755	$600	$380

Net income available for common stockholders	$755	$600	$380
Cumulative translation adjustment, net of tax	(53)	30	(26)
Comprehensive income available for common stockholders	$702	$630	$354

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Parent Company Only – Condensed Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$755	$600	$380
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(913)	(737)	(463)
Deferred income taxes	2	34	28
(Gain) loss on remeasurement of Tax Receivable Agreement liability	10	(7)	(6)
Changes in operating assets and liabilities	64	(33)	20
Net cash used in operating activities	(82)	(143)	(41)
Cash flows provided by investing activities [1]	246	185	127
Cash flows used in financing activities	(116)	(67)	(59)
Effect of exchange rate changes on cash and cash equivalents	(53)	30	(26)
Net increase in cash and cash equivalents	(5)	5	1
Cash and cash equivalents at beginning of year	6	1	—
Cash and cash equivalents at end of year	$1	$6	$1
Supplemental disclosures of cash flow information
Cash paid for interest	$3	$2	$1
Cash paid for taxes, net	$117	$111	$67

Non-cash investing activities:
Non-cash distributions from subsidiaries	$—	$—	$1

___________________________

(1)Dividends received from IBG LLC for the three years ended December 31, 2024, 2023 and 2022, were $246 million, $185 million and $128 million, respectively.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company’s directors and nominees under the following captions in the Company’s Proxy Statement is incorporated by reference herein:

•“Item 1 - Election of Directors”

•“Item 1 - Election of Directors - Board Meetings and Committees”

Executive Officers and Directors of Interactive Brokers Group, Inc.

Name	Age	Position
Thomas Peterffy	80	Chairman of the Board of Directors
Earl H. Nemser	78	Vice Chairman and Director
Milan Galik	58	Chief Executive Officer, President and Director
Paul J. Brody	64	Chief Financial Officer, Treasurer, Secretary and Director
Thomas A. Frank	69	Executive Vice President
Lawrence E. Harris	68	Director (Independent)
William Peterffy	35	Director
Nicole Yuen	62	Director (Independent)
Jill Bright	62	Director (Independent)
Richard Repetto	66	Director (Independent)

Thomas Peterffy – Mr. Peterffy, our founder, has been the Chairman of our Board since November 2006 and Chief Executive Officer from November 2006 to September 2019. Mr. Peterffy has been at the forefront of applying computer technology to automate trading and brokerage functions since he emigrated from Hungary to the United States in 1965. In 1977, after purchasing a seat on the American Stock Exchange and trading as an individual market maker in equity options, Mr. Peterffy was among the first to apply a computerized mathematical model to continuously value equity option prices. By 1986, Mr. Peterffy developed and employed a fully integrated, automated market making system for stocks, options and futures. As this pioneering system extended around the globe, online brokerage functions were added and, in 1993, Interactive Brokers was formed.

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

Thomas A. Frank – Dr. Frank joined us in 1985 and has served since July 1999 as Executive Vice President of Interactive Brokers LLC. Dr. Frank served as Interactive Brokers LLC’s Chief Information Officer from July 1999 to April 2024. In addition, Dr. Frank has served as Vice President of IBKR Securities Services LLC since December 1990. Dr. Frank has served as a director of The Options Clearing Corporation, since 2015. Dr. Frank received a Ph.D. in physics from the Massachusetts Institute of Technology in 1985.

Lawrence E. Harris – Dr. Harris has been a director since July 2007 and lead independent director since July 2012. Dr. Harris is a professor of Finance and Business Economics at the University of Southern California, where he holds the Fred V. Keenan Chair in Finance at the Marshall School of Business. Dr. Harris also serves as trustee of the Davis Fundamental ETF Trust and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago and is a CFA charterholder. Dr. Harris is an expert in the economics of securities market microstructure. Dr. Harris has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

William Peterffy – Mr. William Peterffy has been a director since April 2020, following one year as a Board observer. Mr. William Peterffy is the Chair of the Investment Committee of the Peterffy Foundation where he oversees its investment portfolio. Mr. William Peterffy is also a member of the Board of Trustees of the Collective Heritage Institute (commonly known as Bioneers) and focuses his efforts on sustainability issues. Mr. William Peterffy is the Chief Executive Officer and founder of One Small Planet. Mr. William Peterffy also worked as an investment analyst within the hedge fund industry. Mr. William Peterffy is the son of our Chairman, Mr. Thomas Peterffy.

Nicole Yuen – Ms. Yuen has been a director since July 2020. Ms. Yuen has had a long-standing career in investment banking in Asia for over two decades and is widely credited for her pioneering efforts in internationalizing China’s capital market. Ms. Yuen was formerly Managing Director, Head of Equities, North Asia and Vice Chairman, Greater China for Credit Suisse from 2012 to 2018. Before joining Credit Suisse, Ms. Yuen worked at UBS for 18 years holding various leadership positions, across investment banking and securities divisions in Asia. Ms. Yuen also served as a member of the Listing Committee of the China Securities Regulatory Commission. Prior to investment banking, Ms. Yuen was a partner at Clifford Chance, Hong Kong, after having worked as a lawyer in the U.K., the U.S. and The Netherlands. Ms. Yuen now also sits on the board of Asia Dragon Trust plc as an independent non-executive director.

Jill Bright – Ms. Bright has been a director since April 2022. Ms. Bright has over three decades of experience in human resources management and administration. Ms. Bright is an operating executive at Crestview Partners focused on human capital management and also serves as Chief Transformation Officer for one of their portfolio companies. Ms. Bright has served as Chief Administrative Officer for LionTree LLC as well as for Condé Nast, led Human Resources & Administration for Sotheby’s and spent over five years in Human Resources at American Express. Ms. Bright is currently a Board Director and Chair of the Compensation Committee for WideOpenWest (WOW) and also serves as a Board Director and Chair of the Human Resource Committee for Pursuit (PRSU). Ms. Bright completed her MBA at New York University's Stern School of Business.

Richard Repetto – Mr. Repetto has been a director since January 2024. Mr. Repetto is a renowned research analyst with over 25 years of experience covering electronic trading and financial technology companies. Mr. Repetto retired in June 2023 as Managing Director and Senior Research Analyst at Piper Sandler. Mr. Repetto is currently employed at Cornerstone Financial Technology Management, a hedge fund focused on using advanced technology in the investment decision making process for financial technology stocks. Throughout his successful career, Mr. Repetto received many accolades, including the Financial Times/StarMine “Global Analyst of the Year” from the Financial Times in 2012.

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

2.Exhibits

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
97.1

Policy Relating to Recovery of Erroneously Awarded Compensation. (filed as Exhibit 97.1 to the Annual Report on Form 10-K for the Annual Period Ended December 31, 2023 filed by the Company on February 27, 2024)**

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

*     Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2024, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

ITEM 16. 10-K SUMMARY

None.

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

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 27, 2025

/s/ Earl H. Nemser Earl H. Nemser	Vice Chairman of the Board of Directors	February 27, 2025

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 27, 2025

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 27, 2025

/s/ NICOLE YUEN Nicole Yuen	Director	February 27, 2025

/s/ RICHARD REPETTO Richard Repetto	Director	February 27, 2025