Form 10-K/A
period 2024-12-31
Interactive Brokers Group, Inc.
filed 2025-03-05
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K filed on February 27, 2025 (the “Original Annual Report”) of Interactive Brokers Group, Inc. (the “Company”) is being filed solely for the purpose of correcting the inadvertent omissions of a 10b5-1 trading plan adopted by one of the Company’s named executive officers and a modification of an existing 10b5-1 trading plan of another named executive officer, of the Company, under the caption “Item 9B. Other Information” on page 113 of the Form 10-K by amending only the data appearing in Part II, Item 9B. “Other Information” in the Original Annual Report.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

The Company has included as exhibits to this Amendment updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley.

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b-51(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date (1)	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas Peterffy	Chairman of the Board of Directors	Adoption	October 31, 2024	June 2, 2025	Sale	1,612,926	(2)

________________________

(1)Or upon the earlier completion of all authorized transactions under the plan.

(2)Shares held through Conyers Investments LLC, which is indirectly wholly owned by Thomas Peterffy. Mr. Peterffy is also a manager of Conyers Investments LLC with the unilateral power to vote or sell the shares.

Mr. Earl Nemser, the Company’s Vice Chairman, modified his 10b5-1 plan adopted on August 20, 2024 to extend the expiration date to August 31, 2025.

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

Date: March 4, 2025