Form 10-Q
period 2025-03-31
Interactive Brokers Group, Inc.
filed 2025-05-08
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 OR

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

As of May 6, 2025, there were 108,958,830 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 100 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$3,500	$3,633
Cash - segregated for regulatory purposes	39,173	36,600
Securities - segregated for regulatory purposes	29,394	27,846
Securities borrowed	5,845	5,369
Securities purchased under agreements to resell	8,376	6,575
Financial instruments owned, at fair value
Financial instruments owned	3,336	1,847
Financial instruments owned and pledged as collateral	70	77
Total financial instruments owned, at fair value	3,406	1,924
Receivables
Customers, less allowance for credit losses of $26 and $25 as of March 31, 2025 and December 31, 2024	63,857	64,432
Brokers, dealers, and clearing organizations	2,495	2,196
Interest	443	446
Total receivables	66,795	67,074
Other assets	1,181	1,121
Total assets	$157,670	$150,142
Liabilities and equity
Short-term borrowings	$12	$14
Securities loaned	16,894	16,248
Financial instruments sold, but not yet purchased, at fair value	252	293
Payables
Customers	120,654	115,343
Brokers, dealers, and clearing organizations	1,226	476
Affiliate	195	195
Accounts payable, accrued expenses and other liabilities	657	665
Interest	297	311
Total payables	123,029	116,990
Total liabilities	140,187	133,545
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 1,000,000,000, Issued - 109,111,059 and 109,061,059 shares, Outstanding – 108,942,324 and 108,904,613 shares as of March 31, 2025 and December 31, 2024	1	1
Class B – Authorized, Issued and Outstanding – 100 shares as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,828	1,816
Retained earnings	2,701	2,515
Accumulated other comprehensive income, net of income taxes of $0 as of both March 31, 2025 and December 31, 2024	(17)	(45)
Treasury stock, at cost, 168,735 and 156,446 shares as of March 31, 2025 and December 31, 2024	(11)	(7)
Total stockholders’ equity	4,502	4,280
Noncontrolling interests	12,981	12,317
Total equity	17,483	16,597
Total liabilities and equity	$157,670	$150,142

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2025	2024
Revenues
Commissions	$514	$379
Other fees and services	78	59
Other income	65	18
Total non-interest income	657	456

Interest income	1,718	1,760
Interest expense	(948)	(1,013)
Total net interest income	770	747
Total net revenues	1,427	1,203

Non-interest expenses
Execution, clearing and distribution fees	121	101
Employee compensation and benefits	154	145
Occupancy, depreciation and amortization	24	26
Communications	10	10
General and administrative	62	50
Customer bad debt	1	5
Total non-interest expenses	372	337
Income before income taxes	1,055	866
Income tax expense	91	71
Net income	964	795
Less net income attributable to noncontrolling interests	751	620
Net income available for common stockholders	$213	$175

Earnings per share
Basic	$1.95	$1.63
Diluted	$1.94	$1.61
Weighted average common shares outstanding
Basic	108,923,381	107,070,830
Diluted	109,865,741	108,149,440

Comprehensive income
Net income available for common stockholders	$213	$175
Other comprehensive income
Cumulative translation adjustment, before income taxes	28	(26)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	28	(26)
Comprehensive income available for common stockholders	$241	$149

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$751	$620
Other comprehensive income - cumulative translation adjustment	79	(76)
Comprehensive income attributable to noncontrolling interests	$830	$544

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$964	$795
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	(1)	(1)
Depreciation and amortization	15	17
Amortization of right-of-use assets	7	7
Employee stock plan compensation	31	28
Unrealized (gains) losses on other investments, net	(17)	8
Customer bad debt expense	1	5
Shares distributed to customers under IBKR Promotions	9	5
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(1,548)	6,094
Securities borrowed	(476)	(527)
Securities purchased under agreements to resell	(1,801)	(1,170)
Financial instruments owned, at fair value	(1,480)	376
Receivables from customers	574	(6,928)
Other receivables	(296)	(103)
Other assets	(42)	(35)
Securities loaned	646	2,869
Financial instruments sold, but not yet purchased, at fair value	(41)	43
Payable to customers	5,311	185
Other payables	728	15
Net cash provided by operating activities	2,584	1,683
Cash flows from investing activities
Purchases of other investments	(10)	(1)
Purchase of property, equipment and intangible assets	(16)	(12)
Net cash used in investing activities	(26)	(13)
Cash flows from financing activities
Short-term borrowings, net	(2)	(3)
Dividends paid to stockholders	(27)	(11)
Distributions to noncontrolling interests	(196)	(123)
Net cash used in financing activities	(225)	(137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	107	(102)
Net increase in cash, cash equivalents and restricted cash	2,440	1,431
Cash, cash equivalents and restricted cash at beginning of period	40,233	32,593
Cash, cash equivalents and restricted cash at end of period	$42,673	$34,024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	3,500	4,063
Cash segregated for regulatory purposes	39,173	29,961
Cash, cash equivalents and restricted cash at end of period	$42,673	$34,024
Supplemental disclosures of cash flow information
Cash paid for interest	$963	$1,006
Cash paid for taxes, net	$40	$32
Cash paid for amounts included in lease liabilities	$10	$12
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$1	$1
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(1)	$(1)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2025

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2024	109,061,059	$1	$1,816	$(7)	$2,515	$(45)	$4,280	$12,317	$16,597
Issuance of common stock - IBKR Promotion	50,000		3	(10)			(7)	7	—
Common stock distributed pursuant to stock incentive plans
Net distribution of common stock - IBKR Promotion				6			6	1	7
Compensation for stock grants vesting in the future			8				8	23	31
Dividends paid to stockholders - $0.25 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(196)	(196)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					213	28	241	830	1,071
Balance, March 31, 2025	109,111,059	$1	$1,828	$(11)	$2,701	$(17)	$4,502	$12,981	$17,483

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 25.8% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 160 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2025, the Company had 3,027 employees worldwide.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025. The condensed consolidated financial information as of December 31, 2024 has been derived from the audited financial statements not included herein.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of March 31, 2025, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2025	2024

	(in millions)

U.S. and foreign government securities	$6,361	$6,460
Municipal securities	33	33
Securities purchased under agreements to resell [1]	22,860	21,353
Securities borrowed [1]	140	-
	$29,394	$27,846

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

Customer Receivables and Payables

Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are recorded as “Customer bad debt” expense in the condensed consolidated statements of comprehensive income (see Current Expected Credit Losses above).

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2025	2024

	(in millions)

Equity method investments [1]	$159	$172
Investments in equity securities at adjusted cost [2]	39	29
Investments in equity securities at fair value [2]	43	32
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$243	$235

________________________

(1)The Company’s share of income or losses is included in “Other income” in the condensed consolidated statements of comprehensive income.

(2)These investments do not qualify for the equity method of accounting. Dividends received are included in “Other income” in the condensed consolidated statements of comprehensive income.

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

FASB Standards issued but not adopted as of March 31, 2025

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

•Effective for annual reporting periods beginning after December 15, 2024. •The Company is currently assessing the impact to its consolidated financial statements.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2025, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,981,614	313,643,354	422,624,968

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

	March 31, 2025			December 31, 2024
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	1,000,000,000	109,111,059	108,942,324	1,000,000,000	109,061,059	108,904,613
Class B common stock	100	100	100	100	100	100
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2025 and December 31, 2024, the unamortized balance of these deferred tax assets was $192 million and $196 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through March 31, 2025 were $688 million, $585 million and $103 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $293 million through March 31, 2025 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, three hundred sixty (360) million shares of authorized common stock were reserved for future sales and redemptions. From 2008 through 2010, Holdings redeemed 5,013,259 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2024, IBG, Inc. issued 40,444,445 shares of common stock (with a fair value of $2.0 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 630,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1,000,000 shares of common stock to be issued under these promotions. From 2019 through the quarter ended March 31, 2025, the Company issued 670,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 25.8%, with Holdings owning the remaining 74.2% as of March 31, 2025. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.4% as of March 31, 2025.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2025	2024

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$213	$175
Weighted average shares of common stock outstanding
Class A	108,923,281	107,070,730
Class B	100	100
	108,923,381	107,070,830
Basic earnings per share	$1.95	$1.63

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2025	2024

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$213	$175
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	108,923,281	107,070,730
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	942,360	1,078,610
Class B	100	100
	109,865,741	108,149,440
Diluted earnings per share	$1.94	$1.61

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2025, IBG LLC made distributions totaling $263 million, to its members, of which IBG, Inc.’s proportionate share was $68 million. In March 2025, the Company paid quarterly cash dividends of $0.25 per share of common stock, totaling $27 million.

On April 15, 2025, the Company declared an increase in the quarterly cash dividend from $0.25 to $0.32 per share of common stock, payable on June 13, 2025, to stockholders of record as of May 30, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$241	$149

Earnings per share on comprehensive income
Basic	$2.21	$1.39
Diluted	$2.19	$1.37
Weighted average common shares outstanding
Basic	108,923,381	107,070,830
Diluted	109,865,741	108,149,440

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

	Financial Assets at Fair Value as of March 31, 2025

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,361	$—	$—	$6,361
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,361	33	—	6,394

Financial instruments owned, at fair value
Stocks	2,296	—	—	2,296
Options	152	—	—	152
U.S. and foreign government securities	928	—	—	928
Mutual funds	2	—	—	2
Precious metals	—	27	—	27
Currency forward contracts	—	1	—	1
Total financial instruments owned, at fair value	3,378	28	—	3,406

Other assets
Customer-held fractional shares	279	—	—	279
Other investments in equity securities	43	—	—	43
Total other assets	322	—	—	322
Total financial assets at fair value	$10,061	$61	$—	$10,122

	Financial Liabilities at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$112	$—	$—	$112
Options	100	—	—	100
Precious metals	—	23	—	23
Currency forward contracts	—	17	—	17
Total financial instruments sold, but not yet purchased, at fair value	212	40	—	252

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	279	—	—	279
Total accounts payable, accrued expenses and other liabilities	279	—	—	279
Total financial liabilities at fair value	$491	$40	$—	$531

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,460	$—	$—	$6,460
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,460	33	—	6,493

Financial instruments owned, at fair value
Stocks	1,763	—	—	1,763
Options	84	—	—	84
U.S. and foreign government securities	54	—	—	54
Mutual funds	2	—	—	2
Precious metals	—	21	—	21
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,903	21	—	1,924

Other assets
Customer-held fractional shares	260	—	—	260
Other investments in equity securities	32	—	—	32
Total other assets	292	—	—	292
Total financial assets at fair value	$8,655	$54	$—	$8,709

	Financial Liabilities at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$116	$—	$—	$116
Options	96	—	—	96
Precious metals	—	18	—	18
Currency forward contracts	—	63	—	63
Total financial instruments sold, but not yet purchased, at fair value	212	81	—	293

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	260	—	—	260
Total accounts payable, accrued expenses and other liabilities	260	—	—	260
Total financial liabilities at fair value	$472	$81	$—	$553

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the three months ended March 31, 2025.

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

	March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$3,500	$3,500	$3,500	$—	$—
Cash - segregated for regulatory purposes	39,173	39,173	39,173	—	—
Securities - segregated for regulatory purposes	23,000	23,000	—	23,000	—
Securities borrowed	5,845	5,845	—	5,845	—
Securities purchased under agreements to resell	8,376	8,376	—	8,376	—
Receivables from customers	63,857	63,857	—	63,857	—
Receivables from brokers, dealers and clearing organizations	2,495	2,495	—	2,495	—
Interest receivable	443	443	—	443	—
Other assets	40	42	—	3	39
Total financial assets, not measured at fair value	$146,729	$146,731	$42,673	$104,019	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$12	$12	$—	$12	$—
Securities loaned	16,894	16,894	—	16,894	—
Payables to customers	120,654	120,654	—	120,654	—
Payables to brokers, dealers and clearing organizations	1,226	1,226	—	1,226	—
Interest payable	297	297	—	297	—
Total financial liabilities, not measured at fair value	$139,083	$139,083	$—	$139,083	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,633	$3,633	$3,633	$—	$—
Cash - segregated for regulatory purposes	36,600	36,600	36,600	—	—
Securities - segregated for regulatory purposes	21,353	21,353	—	21,353	—
Securities borrowed	5,369	5,369	—	5,369	—
Securities purchased under agreements to resell	6,575	6,575	—	6,575	—
Receivables from customers	64,432	64,432	—	64,432	—
Receivables from brokers, dealers and clearing organizations	2,196	2,196	—	2,196	—
Interest receivable	446	446	—	446	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$140,634	$140,636	$40,233	$100,374	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	16,248	16,248	—	16,248	—
Payables to customers	115,343	115,343	—	115,343	—
Payables to brokers, dealers and clearing organizations	476	476	—	476	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$132,392	$132,392	$—	$132,392	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	March 31, 2025
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$22,860 [1]	$—		$22,860	$(22,860)	$—
Segregated securities borrowed	140 [1]	—		140	(136)	4
Securities borrowed	5,845	—		5,845	(5,638)	207
Securities purchased under agreements to resell	8,376	—		8,376	(8,376)	—
Financial instruments owned, at fair value
Options	152	—		152	(100)	52
Currency forward contracts	1	—		1	—	1
Total	$37,374	$—		$37,374	$(37,110)	$264

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,894	$—	$16,894	$(15,668)	$1,226
Financial instruments sold, but not yet purchased, at fair value
Options	100	—	100	(100)	—
Currency forward contracts	17	—	17	—	17
Total	$17,011	$—	$17,011	$(15,768)	$1,243

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$21,353 [1]	$—		$21,353	$(21,353)	$—
Segregated securities borrowed	—	—		—	—	—
Securities borrowed	5,369	—		5,369	(5,159)	210
Securities purchased under agreements to resell	6,575	—		6,575	(6,575)	—
Financial instruments owned, at fair value
Options	84	—		84	(69)	15
Currency forward contracts	—	—		—	—	—
Total	$33,381	$—		$33,381	$(33,156)	$225

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,248	$—	$16,248	$(15,105)	$1,143
Financial instruments sold, but not yet purchased, at fair value
Options	96	—	96	(69)	27
Currency forward contracts	63	—	63	—	63
Total	$16,407	$—	$16,407	$(15,174)	$1,233

________________________

(1)As of March 31, 2025 and December 31, 2024, the Company had $22.9 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $140 million and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

(2)The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of March 31, 2025 and December 31, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,835	$—	$—	$—	$16,835
Corporate bonds	59	—	—	—	59
Total securities loaned	$16,894	$—	$—	$—	$16,894

	December 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,215	$—	$—	$—	$16,215
Corporate bonds	33	—	—	—	33
Total securities loaned	$16,248	$—	$—	$—	$16,248

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2025 and December 31, 2024, approximately $63.9 billion and $64.4 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2025		December 31, 2024
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$135,963	$9,580	$134,407	$8,342
Securities purchased under agreements to resell transactions [1]	31,145	28,782	27,988	26,678
Customer margin assets	81,753	21,059	87,809	21,465
	$248,861	$59,421	$250,204	$56,485

________________________

(1)As of March 31, 2025, $22.9 billion or 79% (as of December 31, 2024, $21.4 billion or 80%) of securities purchased under agreements to resell were segregated to satisfy regulatory requirements and are included in “Securities – segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2025 and December 31, 2024, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2025	2024

	(in millions)

Stocks	$30	$25
U.S. and foreign government securities	40	52
	$70	$77

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions)

Geographic location [1]
United States	$362	$272
International	230	166
	$592	$438

Major types of services
Commissions	$514	$379
Market data fees [2]	19	17
Risk exposure fees [2]	28	19
Payments for order flow [2]	13	10
FDIC sweep fees [2]	8	6
Other [2]	10	7
	$592	$438

_____________________________

(1)Based on the location of the subsidiaries in which the revenues are recorded.

(2)Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $35 million and $31 million, as of March 31, 2025 and December 31, 2024, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of March 31, 2025 and December 31, 2024, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of March 31, 2025 and December 31, 2024, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions)

Principal transactions [1]	$41	$13
Gains (losses) from currency diversification strategy, net	20	(2)
Other, net	4	7
	$65	$18

_____________________________

(1)Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $2 million of plan contributions for each of the three months ended March 31, 2025 and 2024.

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

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	29,332,059		$842
April 25, 2022	180,889	[1]	12
December 31, 2022	1,248,105		91
December 31, 2023	1,257,822		102
December 31, 2024	619,808	[2]	112
Total awards granted since inception	32,638,683		$1,159

______________________________

(1)April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

(2)Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 2,686 additional restricted stock units during the three months ended March 31, 2025.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $31 million and $28 million for the three months ended March 31, 2025 and 2024, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of March 31, 2025 are $33 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2024 [1]	3,832,727
Granted	—
Canceled	(10,441)
Distributed	—
Balance, March 31, 2025	3,822,286

_____________________________

(1)Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 2,686 additional restricted stock units during the three months ended March 31, 2025.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through March 31, 2025, a total of 1,392,895 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2025 and 2024, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2025, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and, except for India, is no longer subject to non-U.S. income tax examinations for tax years before 2011.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a tax liability of approximately $3 million (including interest) for an uncertain tax position for an IRS audit primarily related to the IRC Section 199 Domestic Production Activities Deduction.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of March 31, 2025, the weighted-average remaining lease term on these leases is approximately 5.5 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.98%. For the three months ended March 31, 2025, right-of-use assets obtained under new operating leases were $10 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	March 31,	December 31,
	2025	2024

	(in millions)

Right-of-use assets [1]	$107	$102
Lease liabilities [1]	$124	$121

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

	Three Months Ended March 31,
	2025	2024

	(in millions)

Operating lease cost	$9	$9
Variable lease cost	1	2
Total lease cost	$10	$11

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

March 31, 2025
(in millions)
2025 (remaining)	$24
2026	30
2027	23
2028	18
2029	18
2030	12
Thereafter	12
Total undiscounted operating lease payments	137
Less: imputed interest	(13)
Present value of operating lease liabilities	$124

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2025 and 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. On April 7, 2022, the Defendants filed a notice of cross-appeal, which the Defendants subsequently dismissed. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On August 5, 2024, the Federal Circuit denied the petition and issued the mandate of the court on August 12, 2024. Harris Brumfield filed a petition for a writ of certiorari with the Supreme Court of the United States on January 2, 2025. On April 21, 2025, the Supreme Court denied Harris Brumfield’s petition for certiorari.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. On December 4, 2024, plaintiff filed a motion for approval of the form and manner of notice of the lawsuit to members of the class. On December 26, 2024, the Company filed its opposition to the motion, which is currently pending before the District Court. The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2026. IB LLC and the related defendants continue to believe that the claims are deficient and intend to continue to defend themselves vigorously and, consistent with past practice, may pursue any potential claims for counsel fees and expenses incurred in defending the case.

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

	Three Months Ended March 31,
	2025	2024

	(in millions)

Total net revenues	$1,427	$1,203

Significant Expenses
Transaction based fees [1]	102	80
Non-transaction based fees [1]	19	21
Employee compensation [2]	143	133
Advertising [3]	21	13
Other expenses [4]	87	90
Total non-interest expenses	372	337
Income before income taxes	1,055	866
Income tax expense	91	71
Net income	$964	$795

Total segment assets	$157,670	$132,238
Total depreciation and amortization [5]	$15	$17

__________________________

(1)Included in “Execution, clearing and distribution fees” in the condensed consolidated statements of comprehensive income.

(2)Included in “Employee compensation and benefits” in the condensed consolidated statements of comprehensive income.

(3)Included in “General and administrative” in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(4)Includes “Occupancy, depreciation and amortization”; “Communications”; “Customer bad debt”; employee benefits and other personnel expenses included in “Employee compensation and benefits”; and professional services, legal and regulatory matters, and other administrative expenses included in “General and administrative” in the condensed consolidated statements of comprehensive income.

(5)Included in “Occupancy, depreciation and amortization” in the condensed consolidated statements of comprehensive income.

Interest income and expense is disclosed in the condensed consolidated statements of comprehensive income.

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

	Three Months Ended March 31,
	2025	2024

	(in millions)

Net revenues
United States	$990	$828
International	437	375
Total net revenues	$1,427	$1,203
Income before income taxes
United States	$806	$647
International	249	219
Total income before income taxes	$1,055	$866

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Regulatory Requirements

As of March 31, 2025, aggregate excess regulatory capital for all operating subsidiaries was $12.9 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2025.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$9,666	$1,212	$8,454
IBHK	1,517	368	1,149
IBIE	1,360	351	1,009
Other regulated operating subsidiaries	2,453	154	2,299
	$14,996	$2,085	$12,911

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2025, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

	March 31,	December 31,
	2024	2024

	(in millions)

Receivables from directors, officers and their affiliates	$30	$44
Payables to directors, officers, and their affiliates	$1,296	$1,320

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

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock in the form of a stock dividend to make stock ownership more accessible to investors. On April 14, 2025 and on April 22, 2025, respectively, the Company’s Board of Directors and the Company’s majority stockholder approved by written consent an amendment to Interactive Brokers Group, Inc.’s Amended and Restated Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to accommodate the stock split.

Each record holder of common stock as of the close of market on Monday, June 16, 2025, will receive three additional shares of common stock, to be distributed after the close of market on Tuesday, June 17, 2025. Trading is expected to commence on a split-adjusted basis at market open on Wednesday, June 18, 2025.

Except as disclosed above and in Note 4 and Note 13, no other recordable or disclosable events occurred.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on February 27, 2025, and elsewhere in this report.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC) for the periods presented. Unless otherwise indicated, the term “common stock” refers to the Class A common stock of IBG, Inc.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 25.8% of the membership interests of IBG LLC. The remaining approximately 74.2% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	25.8%	74.2%	100.0%
Membership interests	108,981,614	313,643,354	422,624,968

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 160 electronic exchanges and market centers in 36 countries and 28 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. We also offer trading in forecast contracts, which are event-based contracts traded on ForecastEx LLC, a CFTC-registered exchange and clearinghouse we established.

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

Our customer base is diverse with respect to geography and type. Currently, approximately 84% of our customers reside outside the U.S. in over 200 countries and territories, and a majority of new customers comes from outside the U.S. Over half of our customers’ equity is in institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract these accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended March 31, 2025 (“current quarter”), world equities markets were mixed, with Canada, Europe, the United Kingdom (“U.K.”) and Hong Kong up compared to the prior quarter, while the United States (“U.S.”), Japan and Australia registered declines. While central banks in most countries cut their policy rates this quarter, including those in Canada, Europe and the U.K., in the U.S. and Hong Kong they maintained their rates, a contributing factor to the diversity in equity markets results.

Early in the quarter, post-U.S. election enthusiasm helped drive the market to a peak in February. After that, the market declined, with the S&P 500® index closing down 5% from the prior quarter end. The dominance of a small number of technology stocks (the so-called ‘‘Magnificent 7’’), which had driven much of the market’s growth in the previous year, waned as the prices of six of the seven fell significantly more than the S&P 500® index this quarter. Further, inflationary fears reemerged as a result of new tariff policy proposals, their potential impact on world economies, and the possibility of recession.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major trading venues, except for Japan, increased in the current quarter, as most major market indices rose from the prior-year quarter. In the U.S., according to industry data, average daily volume in listed cash equities volume increased by 33%, exchange-listed equity-based options by 21%, and futures by 13%. Options trading volumes have risen with the growing popularity of shorter-dated options contracts. In futures markets, volumes increased across all product segments, particularly in commodities such as the energy and agriculture sectors, as investors sought to mitigate their exposure to ongoing economic and geopolitical uncertainties. Equity index, interest rate and foreign exchange products also increased.

These factors led to strong results across our major product types. Our customers’ options, futures, equities, and foreign exchange volumes were up 25%, 16%, 47% and 35%, respectively, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index(‘‘VIX®’’), increased by 35%, from an average of 13.7 in the prior-year quarter to 18.5 in the current quarter. While volatility levels remain below the levels reached in 2020 through 2022, they rose in the quarter to their highest level in nearly two years as the world geopolitical and economic outlook grew more uncertain.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve maintained the benchmark federal funds rate during the current quarter, after cutting it three times in the second half of 2024 (in September, November and December), by a cumulative 100 basis points. The U.S. Treasury yield curve remained inverted through the medium term. As noted above, in several countries with developed financial markets, benchmark interest rates declined during the current quarter as central banks’ inclination to encourage growth overcame apprehensions about inflation, despite increasing concern on the uncertainty of U.S. tariff policy.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Relatively higher short-term rates, and uncertainty over future U.S. Federal Reserve rate policy, have led us to maintain a short duration portfolio, substantially all of which matured within three months at March 31, 2025, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars, we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it is currently. Any rate cuts are passed through to our customers as we maintain a 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on margin loan balances rose 14% compared to the prior-year quarter. This increase was due to the 38% growth in margin loan balances in the current active market environment, somewhat offset by the decline in the average federal funds effective rate to 4.33% in the current quarter from 5.33% in the prior-year quarter, and similar rate cuts in other currencies.

Higher average balances contributed to a 3% rise in net interest income over the prior-year quarter. The combined effect reduced our net interest margin from 2.41% in the prior-year quarter to 2.10% in the current quarter.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 0.75% compared to its value at December 31, 2024, which had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled ‘‘Quantitative and Qualitative Disclosures about Market Risk.’’

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $1.94 for the current quarter, compared to diluted earnings per share of $1.61 for the prior-year quarter. Adjusted diluted earnings per share were $1.88 for the current quarter and $1.64 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,427 million and income before income taxes was $1,055 million, compared to net revenues of $1,203 million and income before income taxes of $866 million in the prior-year quarter. Adjusted net revenues were $1,396 million and adjusted income before income taxes was $1,024 million, compared to adjusted net revenues of $1,216 million and adjusted income before income taxes of $879 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 36% to $514 million on higher customer trading volumes. Customer trading volume in stocks, options and futures increased 47%, 25% and 16%, respectively.

•Net interest income increased 3% to $770 million on higher average customer margin loans and customer credit balances.

•Other fees and services increased 32% to $78 million, led by increases of $9 million in risk exposure fees and $3 million in payments for order flow from exchange-mandated programs.

•Execution, clearing and distribution fees expenses increased 20% to $121 million, driven by a higher SEC fee rate, a new FINRA Consolidated Audit Trail (“CAT”) fee initiated during the fourth quarter of 2024, and higher customer trading volumes in stocks, options and futures.

•General and administrative expenses increased 24% to $62 million, driven primarily by an increase of $8 million in advertising expenses.

•Pretax profit margin was 74% for the current quarter compared to 72% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 73% compared to 72% in the prior-year quarter.

•Total equity as of March 31, 2025 was $17.5 billion.

In connection with our currency diversification strategy, as of March 31, 2025, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $127 million (compared to a decrease of $104 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 0.75%, compared to its value as of December 31, 2024. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (gain of $20 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $107 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•Our remaining market making activities, while not material, will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2022	532,064		26,966		559,030
2023	483,015	(9%)	29,712	10%	512,727	(8%)
2024	661,666	37%	63,348	113%	725,014	41%

1Q2024	143,320		9,190		152,510
1Q2025	211,148	47%	28,393	209%	239,541	57%

4Q2024	196,433		23,220		219,653
1Q2025	211,148	7%	28,393	22%	239,541	9%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	908,415		207,138		330,035,586
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)
2024	1,344,855	32%	218,327	4%	307,489,711	22%

1Q2024	307,593		54,046		64,027,093
1Q2025	383,998	25%	61,869	14%	93,934,241	47%

4Q2024	371,683		52,285		97,610,744
1Q2025	383,998	3%	61,869	18%	93,934,241	(4%)

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	873,914		203,933		325,368,714
2023	981,172	12%	206,073	1%	248,588,960	(24%)
2024	1,290,770	32%	214,864	4%	302,040,873	22%

1Q2024	296,146		53,018		62,898,480
1Q2025	369,931	25%	61,381	16%	92,763,867	47%

4Q2024	356,254		51,662		95,910,447
1Q2025	369,931	4%	61,381	19%	92,763,867	(3%)

_________________________

(1)Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	34,501		3,205		4,666,872
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)
2024	54,085	37%	3,463	17%	5,448,838	31%

1Q2024	11,447		1,028		1,128,613
1Q2025	14,067	23%	488	(53%)	1,170,374	4%

4Q2024	15,429		623		1,700,297
1Q2025	14,067	(9%)	488	(22%)	1,170,374	(31%)

________________________

(1)Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2025	1Q2024	% Change
Total Accounts (in thousands)	3,616	2,746	32%
Customer Equity (in billions) [1]	$573.5	$465.9	23%
Total Customer DARTs (in thousands) [2]	3,519	2,350	50%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.76	$2.93	(6%)
Cleared Avg. DARTs per Account (Annualized)	220	197	12%

Consecutive Quarters	1Q2025	4Q2024	% Change
Total Accounts (in thousands)	3,616	3,337	8%
Customer Equity (in billions) [1]	$573.5	$568.2	1%
Total Customer DARTs (in thousands) [2]	3,519	3,118	13%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.76	$2.72	1%
Cleared Avg. DARTs per Account (Annualized)	220	213	3%

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

	Three Months Ended March 31,
	2025	2024

	(in millions, except share and per share amounts)

Revenues
Commissions	$514	$379
Other fees and services	78	59
Other income	65	18
Total non-interest income	657	456

Interest income	1,718	1,760
Interest expense	(948)	(1,013)
Total net interest income	770	747
Total net revenues	1,427	1,203

Non-interest expenses
Execution, clearing and distribution fees	121	101
Employee compensation and benefits	154	145
Occupancy, depreciation and amortization	24	26
Communications	10	10
General and administrative	62	50
Customer bad debt	1	5
Total non-interest expenses	372	337
Income before income taxes	1,055	866
Income tax expense	91	71
Net income	964	795
Less net income attributable to noncontrolling interests	751	620
Net income available for common stockholders	$213	$175

Earnings per share
Basic	$1.95	$1.63
Diluted	$1.94	$1.61

Weighted average common shares outstanding
Basic	108,923,381	107,070,830
Diluted	109,865,741	108,149,440

Comprehensive income
Net income available for common stockholders	$213	$175
Other comprehensive income
Cumulative translation adjustment, before income taxes	28	(26)
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	28	(26)
Comprehensive income available for common stockholders	$241	$149

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$751	$620
Other comprehensive income - cumulative translation adjustment	79	(76)
Comprehensive income attributable to noncontrolling interests	$830	$544

Three Months Ended March 31, 2025 (“current quarter”) compared to the Three Months Ended March 31, 2024 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $224 million, or 19%, compared to the prior-year quarter, to $1,427. The increase in net revenues was due to higher commissions, other income, net interest income, and other fees and services.

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

Commissions, for the current quarter, increased $135 million, or 36%, compared to the prior-year quarter, to $514 million, driven by higher customer trading volumes across all product types. Total customer options and futures contract and stock share volumes increased 25%, 16% and 47%, respectively. Total DARTs for the current quarter increased 50% to 3.5 million, compared to 2.4 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 6% to $2.76, compared to $2.93 for the prior-year quarter, due to smaller average order sizes across all product classes, lower average commissions per contract in options and futures, and greater capture of liquidity rebates passed through to customers.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $19 million, or 32%, compared to the prior-year quarter, to $78 million, driven by a $9 million increase in risk exposure fees as customers exhibited more risk-on behavior, a $3 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes, and a $2 million increase in FDIC sweep fees due to higher customer balances.

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

Other income, for the current quarter, increased $47 million, or 261%, compared to the prior-year quarter, to $65 million. This increase was mainly comprised of $22 million related our currency diversification strategy, which gained $20 million in the current quarter compared to a loss of $2 million in the prior-year quarter; and $21 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which gained $11 million in the current quarter compared to a loss of $10 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $23 million, or 3%, compared to the prior-year quarter, to $770 million. The increase in net interest income was driven by higher customer margin loans and customer credit balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $60 million compared to the prior-year quarter, driven by a $17.7 billion increase in average customer margin loans and an $18.5 billion increase in average customer credit balances. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances decreased 9%, to $4.9 billion, and average securities loaned balances increased 38%, to $16.1 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions decreased $16 million, or 62%, compared to the prior-year quarter, driven by fewer so-called “hard to borrow” stocks industry wide. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $186 million in the current quarter, compared to $167 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Three Months Ended March 31,
	2025	2024

	(in millions)

Average interest-earning assets
Segregated cash and securities	$67,044	$61,132
Customer margin loans	64,363	46,653
Securities borrowed	4,871	5,368
Other interest-earning assets	12,456	9,952
FDIC sweeps [1,3]	4,785	3,861
	$153,519	$126,966

Average interest-bearing liabilities
Customer credit balances	$118,022	$99,510
Securities loaned	16,137	11,734
Other interest-bearing liabilities	66	-
	$134,225	$111,244

Net interest income
Segregated cash and securities, net	$663	$764
Customer margin loans [2]	775	678
Securities borrowed and loaned, net	10	26
Customer credit balances, net [2]	(817)	(881)
Other net interest income [1,3]	163	175
Net interest income [3]	$794	$762

Net interest margin ("NIM")	2.10%	2.41%

Annualized Yields
Segregated cash and securities	4.01%	5.03%
Customer margin loans	4.88%	5.85%
Customer credit balances	2.81%	3.56%

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

(3)Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2025 and 2024, $8 million and $6 million were reported in other fees and services, respectively, and $16 and $9 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $35 million, or 10%, compared to the prior-year quarter, to $372 million, mainly due to a $20 million increase in execution, clearing and distribution fees, a $12 million increase in general and administrative expenses, and a $9 million increase in employee compensation and benefits; partially offset by a $4 million decrease in customer bad debt expense and $2 million decrease in occupancy, depreciation and amortization expense. As a percentage of total net revenues, non-interest expenses were 26% for the current quarter and 28% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $20 million, or 20%, compared to the prior-year quarter, to $121 million, mainly driven by an $18 million increase in SEC regulatory fees due to an increase in the SEC fee rate effective May 22, 2024, and $3 million due to a new FINRA Consolidated Audit Trail (“CAT”) fee initiated in the fourth quarter of 2024, partially offset by greater capture of liquidity rebates due to higher customer trading volumes. SEC and CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 8% for both the current quarter and the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $9 million, or 6%, compared to the prior-year quarter, to $154 million associated with a combination of staffing increases and inflation. The average number of employees increased 2% to 3,013 for the current quarter, compared to 2,942 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues and adjusted net revenues, employee compensation and benefits expenses were both11% for the current quarter and 12% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, decreased $2 million, or 8%, compared to the prior-year quarter, to $24 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current quarter and the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, were unchanged from the prior-year quarter, at $10 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $12 million, or 24%, compared to the prior-year quarter, to $62 million, primarily due to an $8 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $4 million, compared to the prior-year quarter, to $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $20 million, or 28%, compared to the prior-year quarter, to $91 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and a higher income tax rate in a foreign jurisdiction following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.4% in the prior-year quarter to 25.8% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,055	$866
IBG, Inc. stand-alone income before income taxes and eliminations	-	(1)
Operating subsidiaries income before income taxes	$1,055	$867

Operating subsidiaries
Income before income taxes	$1,055	$867
Income tax expense	44	35
Net income available to members	$1,011	$832

IBG, Inc.
Average ownership percentage in IBG LLC	25.8%	25.4%
Net income available to IBG, Inc. from operating subsidiaries	$260	$212
IBG, Inc. stand-alone income before income taxes	-	(1)
Income before income taxes	260	211
Income tax expense	47	36
Net income available to common stockholders	$213	$175

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$44	$35
Income tax expense attributable to IBG, Inc.	47	36
Consolidated income tax expense	$91	$71

Operating Results

Income before income taxes, for the current quarter, increased $189 million, or 22%, compared to the prior-year quarter, to $1,055 million. Pretax profit margin was 74% for the current quarter and 72% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,396 million, up 15%; adjusted income before income taxes was $1,024 million, up 16%; and adjusted pre-tax profit margin was 73% for the current quarter compared to 72% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting, which are measured at fair value; on our U.S. government and municipal securities portfolios, which are typically held to maturity; and on certain other investments.

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

__________________________

(1)Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2025	2024

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,427	$1,203
Non-GAAP adjustments
Currency diversification strategy, net	(20)	2
Mark-to-market on investments	(11)	11
Total non-GAAP adjustments	(31)	13
Adjusted net revenues	$1,396	$1,216

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$1,055	$866
Non-GAAP adjustments
Currency diversification strategy, net	(20)	2
Mark-to-market on investments	(11)	11
Total non-GAAP adjustments	(31)	13
Adjusted income before income taxes	$1,024	$879

Adjusted pre-tax profit margin	73%	72%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$213	$175
Non-GAAP adjustments
Currency diversification strategy, net	(5)	0
Mark-to-market on investments	(3)	3
Income tax effect of above adjustments [1]	2	(1)
Total non-GAAP adjustments	(6)	2
Adjusted net income available for common stockholders	$207	$177

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$1.94	$1.61
Non-GAAP adjustments
Currency diversification strategy, net	(0.05)	0.00
Mark-to-market on investments	(0.03)	0.03
Income tax effect of above adjustments [1]	0.02	(0.01)
Total non-GAAP adjustments	(0.06)	0.02
Adjusted diluted EPS	$1.88	$1.64

Diluted weighted average common shares outstanding	109,865,741	108,149,440

Note: Amounts may not add due to rounding.

______________________________

(1)The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of March 31, 2025, total assets were $157.7 billion of which approximately $156.4 billion, or 99.2%, were considered liquid.

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

As of March 31, 2025, liability balances in connection with securities loaned and payables to customers were higher than their average monthly balances during the current quarter. Short-term borrowing balance was lower than its average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of March 31, 2025, were $1,632 million ($1,513 million as of December 31, 2024). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2025, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 19% to $17.5 billion as of March 31, 2025, from $14.7 billion as of March 31, 2024. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$2,584	$1,683
Net cash used in investing activities	(26)	(13)
Net cash used in financing activities	(225)	(137)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	107	(102)
Increase in cash, cash equivalents, and restricted cash	$2,440	$1,431

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $2,440 million to $42.7 billion for the three months ended March 31, 2025.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $2.6 billion in net cash from operating activities mainly driven by customer credit balances which increased $5.3 billion; partially offset by securities purchased under agreements to resell which increased $1.8 billion and investments in securities segregated for regulatory purposes which increased $1.5 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $26 million in our investing activities primarily for purchases of property, equipment, and intangible assets and other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $225 million in our financing activities, primarily for distributions to noncontrolling interests and dividends paid to common stockholders.

Three months Ended March 31, 2024: For a discussion of changes in cash flows for the three months ended March 31, 2024 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2024.

Regulatory Capital Requirements

As of March 31, 2025, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were approximately $16 million and $12 million for the three months ended March 31, 2025 and 2024, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of March 31, 2025, substantially all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC. We also hold strategic investments in certain businesses, including Zero Hash Holdings Ltd. (a crypto-service provider) and Next Securities Corporation (a South Korea-based securities company).

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

As of March 31, 2025, there were no definitive agreements with respect to any material acquisition.

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

The U.S. dollar value of the GLOBAL increased 0.01% as of March 31, 2025 compared to March 31, 2024. As of March 31, 2025, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2024				As of 3/31/2025
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	76.0%	$11,150	1.0000	0.720	76.0%	$13,294	0.0%
EUR	0.09	1.0788	0.097	10.3%	1,503	1.0815	0.097	10.3%	1,797	0.0%
JPY	3.91	0.0066	0.026	2.7%	400	0.0067	0.026	2.8%	481	0.0%
GBP	0.02	1.2624	0.025	2.7%	391	1.2918	0.026	2.7%	477	0.1%
CHF	0.02	1.1084	0.022	2.3%	343	1.1307	0.023	2.4%	418	0.0%
CNH	0.13	0.1378	0.018	1.9%	277	0.1376	0.018	1.9%	330	0.0%
INR	1.10	0.0120	0.013	1.4%	204	0.0117	0.013	1.4%	238	0.0%
CAD	0.02	0.7382	0.011	1.2%	171	0.6950	0.010	1.1%	192	-0.1%
AUD	0.02	0.6520	0.010	1.0%	151	0.6247	0.009	1.0%	173	0.0%
HKD	0.04	0.1278	0.004	0.5%	69	0.1285	0.004	0.5%	83	0.0%
			0.947	100.0%	$14,659		0.947	100.0%	$17,483	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of March 31, 2025.

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

Based on customer balances and investments outstanding as of March 31, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by approximately $65 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by approximately $30 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of March 31, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by approximately $65 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by approximately $29 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2025, we had $63.9 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date	Purchase or Sale	Aggregate Number of IBKR shares to be Sold(2)
Thomas Peterffy	Chairman of the Board of Directors	Adoption	April 25, 2025	See (1) below	Sale	1,516,182

________________________

(1)The later of 90 days or two days after the Company’s filing of its Form 10-Q for the quarter ended June 30,2025, or upon the earlier completion of all authorized transactions under the plan.

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

Other

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock in the form of a stock dividend to make stock ownership more accessible to investors. On April 14, 2025 and on April 22, 2025, respectively, the Company’s Board of Directors and the Company’s majority stockholder approved by written consent an amendment to Interactive Brokers Group, Inc.’s Amended and Restated Certificate of Incorporation to, among other things, increase the number of authorized shares of common stock to accommodate the stock split.

Each record holder of common stock as of the close of market on Monday, June 16, 2025, will receive three additional shares of common stock, to be distributed after the close of market on Tuesday, June 17, 2025. Trading is expected to commence on a split-adjusted basis at market open on Wednesday, June 18, 2025.

On April 15, 2025, the Company also declared an increase in the quarterly cash dividend from $0.25 to $0.32 per common share, payable on June 13, 2025, to stockholders of record as of May 30, 2025. The Company currently intends to pay quarterly dividends of $0.08 (on a post-stock split basis) per common share to our common stockholders for the foreseeable future

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2024 filed by the Company on February 27, 2025).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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
10.7

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

10.8

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 31, 2015 filed by the Company on November 9, 2015).**

19.1

Insider Trading Policies and Procedures Description of the Registrant’s Securities (filed as Exhibit 19.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2024 filed by the Company on February 27, 2025).**

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: May 7, 2025