Form 10-Q
period 2025-06-30
Interactive Brokers Group, Inc.
filed 2025-08-06
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 OR

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

As of August 6, 2025, there were 445,246,976 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 400 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$4,688	$3,633
Cash - segregated for regulatory purposes	45,057	36,600
Securities - segregated for regulatory purposes	36,972	27,846
Securities borrowed	10,145	5,369
Securities purchased under agreements to resell	9,529	6,575
Financial instruments owned, at fair value
Financial instruments owned	3,777	1,847
Financial instruments owned and pledged as collateral	79	77
Total financial instruments owned, at fair value	3,856	1,924
Receivables
Customers, less allowance for credit losses of $23 and $25 as of June 30, 2025 and December 31, 2024	65,346	64,432
Brokers, dealers, and clearing organizations	4,074	2,196
Interest	454	446
Total receivables	69,874	67,074
Other assets	1,354	1,121
Total assets	$181,475	$150,142
Liabilities and equity
Short-term borrowings	$8	$14
Securities loaned	21,229	16,248
Financial instruments sold, but not yet purchased, at fair value	494	293
Payables
Customers	138,417	115,343
Brokers, dealers, and clearing organizations	1,682	476
Affiliate	180	195
Accounts payable, accrued expenses and other liabilities	664	665
Interest	283	311
Total payables	141,226	116,990
Total liabilities	162,957	133,545
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 4,000,000,000 shares, Issued - 442,087,364 and 436,244,236 shares, Outstanding – 441,362,243 and 435,618,452 shares as of June 30, 2025 and December 31, 2024	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding – 400 shares as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,886	1,816
Retained earnings	2,890	2,515
Accumulated other comprehensive income, net of income taxes of $0 as of both June 30, 2025 and December 31, 2024	62	(45)
Treasury stock, at cost, 725,121 and 625,784 shares as of June 30, 2025 and December 31, 2024	(14)	(7)
Total stockholders’ equity	4,825	4,280
Noncontrolling interests	13,693	12,317
Total equity	18,518	16,597
Total liabilities and equity	$181,475	$150,142

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share or per share amounts)	2025	2024	2025	2024
Revenues
Commissions	$516	$406	$1,030	$785
Other fees and services	62	68	140	127
Other income (loss)	42	(36)	107	(18)
Total non-interest income	620	438	1,277	894

Interest income	1,891	1,828	3,609	3,588
Interest expense	(1,031)	(1,036)	(1,979)	(2,049)
Total net interest income	860	792	1,630	1,539
Total net revenues	1,480	1,230	2,907	2,433

Non-interest expenses
Execution, clearing and distribution fees	116	115	237	216
Employee compensation and benefits	163	146	317	291
Occupancy, depreciation and amortization	24	25	48	51
Communications	11	10	21	20
General and administrative	61	52	123	102
Customer bad debt	1	2	2	7
Total non-interest expenses	376	350	748	687
Income before income taxes	1,104	880	2,159	1,746
Income tax expense	98	71	189	142
Net income	1,006	809	1,970	1,604
Less net income attributable to noncontrolling interests	782	630	1,533	1,250
Net income available for common stockholders	$224	$179	$437	$354

Earnings per share
Basic	$0.51	$0.42	$1.00	$0.82
Diluted	$0.51	$0.41	$0.99	$0.82
Weighted average common shares outstanding
Basic	438,457,863	430,876,080	437,083,330	429,579,700
Diluted	441,439,924	434,507,344	440,459,081	433,552,552

Comprehensive income
Net income available for common stockholders	$224	$179	$437	$354
Other comprehensive income
Cumulative translation adjustment, before income taxes	79	(2)	107	(28)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	79	(2)	107	(28)
Comprehensive income available for common stockholders	$303	$177	$544	$326

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$782	$630	$1,533	$1,250
Other comprehensive income - cumulative translation adjustment	227	(8)	306	(84)
Comprehensive income attributable to noncontrolling interests	$1,009	$622	$1,839	$1,166

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$1,970	$1,604
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	8	6
Depreciation and amortization	30	34
Amortization of right-of-use assets	15	14
Employee stock plan compensation	59	54
Unrealized (gains) losses on other investments, net	(33)	(5)
Customer bad debt expense	2	7
Shares distributed to customers under IBKR Promotions	17	11
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(9,126)	7,068
Securities borrowed	(4,776)	(383)
Securities purchased under agreements to resell	(2,954)	(707)
Financial instruments owned, at fair value	(1,928)	(277)
Receivables from customers	(915)	(10,787)
Other receivables	(1,886)	(295)
Other assets	(191)	(104)
Securities loaned	4,981	4,335
Financial instruments sold, but not yet purchased, at fair value	201	280
Payable to customers	23,074	2,361
Other payables	1,175	88
Net cash provided by operating activities	9,723	3,304
Cash flows from investing activities
Purchases of other investments	(38)	(4)
Purchase of property, equipment and intangible assets	(30)	(23)
Net cash used in investing activities	(68)	(27)
Cash flows from financing activities
Short-term borrowings, net	(6)	(6)
Dividends paid to stockholders	(62)	(38)
Distributions to noncontrolling interests	(484)	(404)
Repurchases of common stock for employee tax withholdings	(84)	(54)
Proceeds from the sale of treasury stock	95	57
Payments made under the Tax Receivable Agreement	(15)	(25)
Net cash used in financing activities	(556)	(470)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	413	(112)
Net increase in cash, cash equivalents and restricted cash	9,512	2,695
Cash, cash equivalents and restricted cash at beginning of period	40,233	32,593
Cash, cash equivalents and restricted cash at end of period	$49,745	$35,288
Cash, cash equivalents and restricted cash
Cash and cash equivalents	4,688	3,918
Cash segregated for regulatory purposes	45,057	31,370
Cash, cash equivalents and restricted cash at end of period	$49,745	$35,288
Supplemental disclosures of cash flow information
Cash paid for interest	$2,007	$2,040
Cash paid for taxes, net	$193	$152
Cash paid for amounts included in lease liabilities	$21	$20
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$46	$38
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(46)	$(38)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2025

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2024	436,244,236	$1	$1,816	$(7)	$2,515	$(45)	$4,280	$12,317	$16,597
Issuance of common stock - IBKR Promotion	200,000		3	(10)			(7)	7	—
Common stock distributed pursuant to stock incentive plans
Net distribution of common stock - IBKR Promotion				6			6	1	7
Compensation for stock grants vesting in the future			8				8	23	31
Dividends paid to stockholders - $0.0625 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(196)	(196)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					213	28	241	830	1,071
Balance, March 31, 2025	436,444,236	$1	$1,828	$(11)	$2,701	$(17)	$4,502	$12,981	$17,483
Common stock distributed pursuant to stock incentive plans	5,443,128						—
Issuance of common stock - IBKR Promotion	200,000		2	(11)			(9)	8	(1)
Net distribution of common stock - IBKR Promotion				8			8	—	8
Compensation for stock grants vesting in the future			8				8	20	28
Repurchases of common stock for employee tax withholdings under stock incentive plans				(84)			(84)		(84)
Sales of treasury stock			3	84			87	8	95
Dividends paid to stockholders - $0.08 per share					(35)		(35)		(35)
Distributions from IBG LLC to noncontrolling interests							—	(288)	(288)
Adjustments for changes in proportionate ownership in IBG LLC			45				45	(45)	—
Comprehensive income					224	79	303	1,009	1,312
Balance, June 30, 2025	442,087,364	$1	$1,886	$(14)	$2,890	$62	$4,825	$13,693	$18,518

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2024

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2023	428,715,712	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock - IBKR Promotion	200,000		1	(4)			(3)	3	—
Common stock distributed pursuant to stock incentive plans	—
Net distribution of common stock - IBKR Promotion				4			4	1	5
Compensation for stock grants vesting in the future			8				8	20	28
Dividends paid to stockholders - $0.025 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(123)	(123)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					175	(26)	149	544	693
Balance, March 31, 2024	428,915,712	$1	$1,736	$(3)	$2,016	$(18)	$3,732	$10,927	$14,659
Common stock distributed pursuant to stock incentive plans	5,389,184						—		—
Issuance of common stock - IBKR Promotion	200,000		2	(6)			(4)	4	—
Net distribution of common stock - IBKR Promotion				5			5	—	5
Compensation for stock grants vesting in the future			6				6	20	26
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	2	57
Dividends paid to stockholders - $0.0625 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(281)	(281)
Adjustments for changes in proportionate ownership in IBG LLC			37				37	(37)	—
Comprehensive income					179	(2)	177	622	799
Balance, June 30, 2024	434,504,896	$1	$1,782	$(4)	$2,168	$(20)	$3,927	$11,257	$15,184

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 26.0% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 160 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of June 30, 2025, the Company had 3,087 employees worldwide.

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

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock in the form of a stock dividend. This was executed by the filing of an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s Board of Directors and the Company’s majority stockholder on April 14, 2025 and on April 22, 2025, respectively, that, among other things (i) increased the Company’s authorized shares of Class A common stock to 4,000,000,000 shares from 1,000,000,000 shares and (ii) increased the Company’s authorized shares of Class B Common Stock to 1,000 shares from 100 shares to accommodate the stock split. Each holder of record of common stock as of the close of market on June 16, 2025, received three additional shares of common stock. All prior period share, per share amounts and stock incentive awards presented herein have been retroactively adjusted to reflect the stock split.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of June 30, 2025, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	June 30,	December 31,
	2025	2024

	(in millions)

U.S. and foreign government securities	$5,956	$6,460
Municipal securities	64	33
Securities purchased under agreements to resell [1]	28,249	21,353
Securities borrowed [1]	2,703	-
	$36,972	$27,846

________________________

1.These balances are collateralized by U.S. government securities.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	June 30,	December 31,
	2025	2024

	(in millions)

Equity method investments [1]	$194	$172
Investments in equity securities at adjusted cost [2]	39	29
Investments in equity securities at fair value [2]	48	32
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$283	$235

________________________

1.The Company’s share of income or losses is included in “Other income” in the condensed consolidated statements of comprehensive income.

2.These investments do not qualify for the equity method of accounting. Dividends received are included in “Other income” in the condensed consolidated statements of comprehensive income.

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

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. These include net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in “Other income” in the condensed consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in “Other income” in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 15, 2022, the European Union (“EU”) formally adopted the EU’s Pillar Two Directive, effective January 1, 2024, which provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Cooperation and Development (“OECD”) Pillar Two Framework. A significant number of other countries have either already or are expected to implement similar legislation with varying effective dates. The Company is continuing to evaluate the potential impact of the EU’s Pillar Two Directive and similar legislations adopted by other countries (collectively, “Pillar Two Directives”), including the statement issued by the G7 countries on June 28, 2025, providing a “side-by-side system” for U.S. parented groups such as the Company. Based on current guidance, the Company believes that its results of operations, financial condition and cash flows will not be materially impacted by such Pillar Two Directives.

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

FASB Standards issued but not adopted as of June 30, 2025

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

•The Company plans to adopt the guidance for the fiscal year ending December 31, 2025.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2025, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.0%	74.0%	100.0%
Membership interests	441,569,584	1,254,573,416	1,696,143,000

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

	June 30, 2025			December 31, 2024
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	4,000,000,000	442,087,364	441,362,243	4,000,000,000	436,244,236	435,618,452
Class B common stock	1,000	400	400	400	400	400
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of June 30, 2025 and December 31, 2024, the unamortized balance of these deferred tax assets was $188 million and $196 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through June 30, 2025 were $688 million, $585 million and $103 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $308 million through June 30, 2025 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, the Company reserved 360 million shares, 1.440 billion shares on a post-split basis, of authorized common stock for future sales and redemptions. From 2008 through 2010, Holdings redeemed 20,053,036 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2024, IBG, Inc. issued 161,777,780 shares of common stock (with a fair value of $2.0 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 30, 2025, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 3,836,000 shares of common stock (with a fair value of $254 million) in exchange for an equivalent number of shares of member interest in IBG LLC.

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 2,520,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

4,000,000 shares of common stock to be issued under these promotions. From 2019 through the quarter ended June 30, 2025, the Company issued 2,880,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 26.0%, with Holdings owning the remaining 74.0% as of June 30, 2025. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.4% as of June 30, 2025.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$224	$179	$437	$354
Weighted average shares of common stock outstanding
Class A	438,457,463	430,875,680	437,082,930	429,579,300
Class B	400	400	400	400
	438,457,863	430,876,080	437,083,330	429,579,700
Basic earnings per share	$0.51	$0.42	$1.00	$0.82

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$224	$179	$437	$354
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	438,457,463	430,875,680	437,082,930	429,579,300
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	2,982,061	3,631,264	3,375,751	3,972,852
Class B	400	400	400	400
	441,439,924	434,507,344	440,459,081	433,552,552
Diluted earnings per share	$0.51	$0.41	$0.99	$0.82

Member Distributions and Stockholder Dividends

In April 2025 the Company increased its quarterly dividend from $0.0625 per share to $0.08 per share of common stock, on a post-split basis. During the six months ended June 30, 2025, IBG LLC made distributions totaling $653 million, to its members, of which IBG, Inc.’s proportionate share was $169 million. In March 2025, the Company paid quarterly cash dividends of $0.0625 per share of common stock, on a post-split basis, totaling $27 million. In June 2025, the Company paid quarterly cash quarterly cash dividends of $0.08 per share of common stock, on a post stock-split basis, totaling $35 million.

On July 17, 2025, the Company declared a quarterly cash dividend of $0.08 per share of common stock, payable on September 12, 2025 to stockholders of record as of September 1, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$303	$177	$544	$326

Earnings per share on comprehensive income
Basic	$0.69	$0.41	$1.24	$0.76
Diluted	$0.69	$0.41	$1.23	$0.75
Weighted average common shares outstanding
Basic	438,457,863	430,876,080	437,083,330	429,579,700
Diluted	441,439,924	434,507,344	440,459,081	433,552,552

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

	Financial Assets at Fair Value as of June 30, 2025

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$5,956	$—	$—	$5,956
Municipal securities	—	64	—	64
Total securities segregated for regulatory purposes	5,956	64	—	6,020

Financial instruments owned, at fair value
Stocks	2,990	—	—	2,990
Options	31	24	—	55
U.S. and foreign government securities	644	—	—	644
Mutual funds	—	—	—	—
Precious metals	—	33	—	33
Currency forward contracts	—	134	—	134
Total financial instruments owned, at fair value	3,665	191	—	3,856

Other assets
Customer-held fractional shares	334	—	—	334
Other investments in equity securities	48	—	—	48
Total other assets	382	—	—	382
Total financial assets at fair value	$10,003	$255	$—	$10,258

	Financial Liabilities at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$132	$—	$—	$132
Options	18	314	—	332
Precious metals	—	29	—	29
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	150	344	—	494

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	334	—	—	334
Total accounts payable, accrued expenses and other liabilities	334	—	—	334
Total financial liabilities at fair value	$484	$344	$—	$828

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,460	$—	$—	$6,460
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,460	33	—	6,493

Financial instruments owned, at fair value
Stocks	1,763	—	—	1,763
Options	84	—	—	84
U.S. and foreign government securities	54	—	—	54
Mutual funds	2	—	—	2
Precious metals	—	21	—	21
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,903	21	—	1,924

Other assets
Customer-held fractional shares	260	—	—	260
Other investments in equity securities	32	—	—	32
Total other assets	292	—	—	292
Total financial assets at fair value	$8,655	$54	$—	$8,709

	Financial Liabilities at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$116	$—	$—	$116
Options	96	—	—	96
Precious metals	—	18	—	18
Currency forward contracts	—	63	—	63
Total financial instruments sold, but not yet purchased, at fair value	212	81	—	293

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	260	—	—	260
Total accounts payable, accrued expenses and other liabilities	260	—	—	260
Total financial liabilities at fair value	$472	$81	$—	$553

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the six months ended June 30, 2025.

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

	June 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$4,688	$4,688	$4,688	$—	$—
Cash - segregated for regulatory purposes	45,057	45,057	45,057	—	—
Securities - segregated for regulatory purposes	30,952	30,952	—	30,952	—
Securities borrowed	10,145	10,145	—	10,145	—
Securities purchased under agreements to resell	9,529	9,529	—	9,529	—
Receivables from customers	65,346	65,346	—	65,346	—
Receivables from brokers, dealers and clearing organizations	4,074	4,074	—	4,074	—
Interest receivable	454	454	—	454	—
Other assets	40	44	—	5	39
Total financial assets, not measured at fair value	$170,285	$170,289	$49,745	$120,505	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$8	$8	$—	$8	$—
Securities loaned	21,229	21,229	—	21,229	—
Payables to customers	138,417	138,417	—	138,417	—
Payables to brokers, dealers and clearing organizations	1,682	1,682	—	1,682	—
Interest payable	283	283	—	283	—
Total financial liabilities, not measured at fair value	$161,619	$161,619	$—	$161,619	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,633	$3,633	$3,633	$—	$—
Cash - segregated for regulatory purposes	36,600	36,600	36,600	—	—
Securities - segregated for regulatory purposes	21,353	21,353	—	21,353	—
Securities borrowed	5,369	5,369	—	5,369	—
Securities purchased under agreements to resell	6,575	6,575	—	6,575	—
Receivables from customers	64,432	64,432	—	64,432	—
Receivables from brokers, dealers and clearing organizations	2,196	2,196	—	2,196	—
Interest receivable	446	446	—	446	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$140,634	$140,636	$40,233	$100,374	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	16,248	16,248	—	16,248	—
Payables to customers	115,343	115,343	—	115,343	—
Payables to brokers, dealers and clearing organizations	476	476	—	476	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$132,392	$132,392	$—	$132,392	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	June 30, 2025
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition [2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$28,249 [1]	$—	$28,249	$(28,249)	$—
Segregated securities borrowed	2,703 [1]	—	2,703	(2,625)	78

Securities borrowed	10,145	—	10,145	(9,881)	264
Securities purchased under agreements to resell	9,529	—	9,529	(9,529)	—
Financial instruments owned, at fair value
Options	55	—	55	(42)	13
Currency forward contracts	134	—	134	—	134
Total	$50,815	$—	$50,815	$(50,326)	$489

	(in millions)
Offsetting of financial liabilities
Securities loaned	$21,229	$—	$21,229	$(19,966)	$1,263
Financial instruments sold, but not yet purchased, at fair value
Options	332	—	332	(42)	290
Currency forward contracts	1	—	1	—	1
Total	$21,562	$—	$21,562	$(20,008)	$1,554

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition [2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$21,353 [1]	$—	$21,353	$(21,353)	$—
Segregated securities borrowed	—	—	—	—	—

Securities borrowed	5,369	—	5,369	(5,159)	210
Securities purchased under agreements to resell	6,575	—	6,575	(6,575)	—
Financial instruments owned, at fair value
Options	84	—	84	(69)	15
Currency forward contracts	—	—	—	—	—
Total	$33,381	$—	$33,381	$(33,156)	$225

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,248	$—	$16,248	$(15,105)	$1,143
Financial instruments sold, but not yet purchased, at fair value
Options	96	—	96	(69)	27
Currency forward contracts	63	—	63	—	63
Total	$16,407	$—	$16,407	$(15,174)	$1,233

________________________

1.As of June 30, 2025 and December 31, 2024, the Company had $28.2 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.7 billion and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

2.The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of June 30, 2025 and December 31, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	June 30, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$21,135	$—	$—	$—	$21,135
Corporate bonds	86	—	—	—	86
Foreign government securities	8	—	—	—	8
Total securities loaned	$21,229	$—	$—	$—	$21,229

	December 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,215	$—	$—	$—	$16,215
Corporate bonds	33	—	—	—	33
Total securities loaned	$16,248	$—	$—	$—	$16,248

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of June 30, 2025 and December 31, 2024, $65.3 billion and $64.4 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	June 30, 2025		December 31, 2024
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$165,479	$17,713	$134,407	$8,342
Securities purchased under agreements to resell transactions [1]	37,736	35,945	27,988	26,678
Customer margin assets	87,743	26,183	87,809	21,465
	$290,958	$79,841	$250,204	$56,485

________________________

1.As of June 30, 2025 and December 31, 2024, the Company had $28.2 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.7 billion and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of June 30, 2025 and December 31, 2024, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	June 30,	December 31,
	2025	2024

	(in millions)

Stocks	$32	$25
U.S. and foreign government securities	47	52
	$79	$77

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)

Geographic location [1]
United States	$351	$296	$713	$568
International	227	178	457	344
	$578	$474	$1,170	$912

Major types of services
Commissions	$516	$406	$1,030	$785
Market data fees [2]	20	18	39	35
Risk exposure fees [2]	17	24	45	43
Payments for order flow [2]	9	10	22	20
FDIC sweep fees [2]	9	7	17	13
Other [2]	7	9	17	16
	$578	$474	$1,170	$912

_____________________________

1.Based on the location of the subsidiaries in which the revenues are recorded.

2.Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $30 million and $31 million, as of June 30, 2025 and December 31, 2024, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of June 30, 2025 and December 31, 2024, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of June 30, 2025 and December 31, 2024, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)

Principal transactions [1]	$44	$28	$85	$41
Gains (losses) from currency diversification strategy, net	(5)	(20)	15	(22)
Other, net	3	(44)	7	(37)
	$42	$(36)	$107	$(18)

_____________________________

1.Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $4 million of plan contributions for each of the six months ended June 30, 2025 and 2024.

2007 Stock Incentive Plan

Under the Company’s Stock Incentive Plan, up to 160 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants.

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

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 162,344 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	117,328,236		$842
April 25, 2022	723,556	[1]	12
December 31, 2022	4,992,420		91
December 31, 2023	5,031,288		102
December 31, 2024	2,481,284	[2]	112
Total awards granted since inception	130,556,784		$1,159

______________________________

1.April 25, 2022, the Company awarded a special grant of restricted stock units to employees.

2.Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the six months ended June 30, 2025.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $59 million and $54 million for the six months ended June 30, 2025 and 2024, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of June 30, 2025 are $28 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2024 [1]	15,332,675
Granted	—
Canceled	(66,651)
Distributed	(5,443,128)
Balance, June 30, 2025	9,822,896

_____________________________

1.Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the six months ended June 30, 2025.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through June 30, 2025, a total of 5,979,912 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended June 30, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended June 30, 2025 and 2024, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of June 30, 2025, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and, except for India, is no longer subject to non-U.S. income tax examinations for tax years before 2011.

On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and domestic research cost expensing. Additionally, OBBBA modifies the rules for Global Intangible Low Taxed Income (“GILTI”), renamed as Net CFC Tested Income (“NCTI”) under the OBBBA. ASC Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances be recognized in the period in which the legislation is enacted. The Company is evaluating the impact of the OBBBA, and the results of such evaluations will be reflected on the Company’s Form 10-K for the year ending December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of June 30, 2025, the weighted-average remaining lease term on these leases is approximately 5.3 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.96%. For the six months ended June 30, 2025, right-of-use assets obtained under new operating leases were $15 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	June 30,	December 31,
	2025	2024

	(in millions)

Right-of-use assets [1]	$107	$102
Lease liabilities [1]	$123	$121

__________________________

1.Right-of-use assets are included in “Other assets” and lease liabilities are included in “Accounts payable, accrued expenses and other liabilities” in the Company’s condensed consolidated statements of financial condition.

The table below presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)

Operating lease cost	$9	$8	$18	$17
Variable lease cost	3	1	4	3
Total lease cost	$12	$9	$22	$20

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

June 30, 2025
(in millions)
2025 (remaining)	$17
2026	32
2027	24
2028	19
2029	18
2030	13
Thereafter	12
Total undiscounted operating lease payments	135
Less: imputed interest	(12)
Present value of operating lease liabilities	$123

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of June 30, 2025 and 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On August 5, 2024, the Federal Circuit denied the petition and issued the mandate of the court on August 12, 2024. Harris Brumfield filed a petition for a writ of certiorari with the Supreme Court of the United States on January 2, 2025. On April 21, 2025, the Supreme Court denied Harris Brumfield’s petition for certiorari. On May 16, 2025, Harris Brumfield filed a petition for rehearing with the Supreme Court of the United States, which was denied by the Court on June 16, 2025. The judgment amount, including interest and costs, was paid by the Defendants to Harris Brumfield on June 18, 2025.

Class Action Matter

On December 18, 2015, a former individual customer filed a purported class action complaint against IB LLC, IBG, Inc., and Thomas Frank, Ph.D., the Company’s Executive Vice President and former Chief Information Officer, in the U.S. District Court for the District of Connecticut. The complaint alleged that a purported class of IB LLC’s customers were harmed by alleged “flaws” in the computerized system used to close out (i.e., liquidate) positions in customer brokerage accounts that have margin deficiencies. The complaint sought, among other things, undefined compensatory damages and declaratory and injunctive relief.

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, without leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but remanded plaintiff’s claims for negligence back to the District Court. The Company’s motion to dismiss plaintiff’s subsequent second amended complaint was denied on September 30, 2019. On July 14, 2022, after obtaining leave to amend his complaint, the plaintiff filed a third amended complaint. The Company’s answer and counterclaim were filed on July 26, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated from December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision. On September 8, 2023, the Company filed a petition for permission to appeal the District Court’s class certification decision to the United States Court of Appeals for the Second Circuit, which denied the Company’s petition on December 19, 2023. On July 11, 2025, the District Court granted the parties’ joint motion to amend the definition of the certified class so that it ends on July 14, 2025 (leaving all other aspects of the District Court’s initial class certification decision unchanged). The Company continues to believe that a purported class action is inappropriate given the great differences in portfolios, markets and many other circumstances surrounding the liquidation of any particular customer’s margin-deficient account. Pursuant to a District Court scheduling order, trial is tentatively scheduled to commence in 2026. IB LLC and the related defendants continue to believe that the claims are deficient and intend to continue to defend themselves vigorously.

Regulatory Matters

IB LLC identified a number of issues dating back to 2016 related to the Company’s compliance with sanctions regulations, predominantly concerning the facilitation of transactions in countries, or by entities, sanctioned by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. The Company made voluntary self-disclosures to OFAC, received additional inquiries from OFAC related to the Company’s sanctions compliance program, and cooperated with the investigation. On July 15, 2025, OFAC announced that IB LLC had agreed to pay OFAC $11,832,136 to settle the matter.

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

The electronic brokerage segment provides execution, clearing and settlement of trades globally for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. The electronic brokerage segment derives revenue from customers in the U.S. and international markets by routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 160 electronic exchanges and market centers in 37 countries and 28 currencies around the world, and by offering custody, prime brokerage, and securities and margin lending services to customers. In addition, electronic brokerage customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)

Total net revenues	$1,480	$1,230	$2,907	$2,433

Significant Expenses
Transaction based fees [1]	94	94	196	174
Non-transaction based fees [1]	22	20	41	42
Employee compensation [2]	142	132	285	266
Advertising [3]	26	18	47	31
Other expenses [4]	92	86	179	174
Total non-interest expenses	376	350	748	687
Income before income taxes	1,104	880	2,159	1,746
Income tax expense	98	71	189	142
Net income	$1,006	$809	$1,970	$1,604

Total Segment Assets	$181,475	$136,648	$181,475	$136,648
Total Depreciation and Amortization [5]	$15	$17	$30	$34

__________________________

1.Included in “Execution, clearing and distribution fees” in the condensed consolidated statements of comprehensive income.

2.Included in “Employee compensation and benefits” in the condensed consolidated statements of comprehensive income.

3.Included in “General and administrative” in the condensed consolidated statements of comprehensive income.

4.Includes “Occupancy, depreciation and amortization”; “Communications”; “Customer bad debt”; employee benefits and other personnel expenses included in “Employee compensation and benefits”; and professional services, legal and regulatory matters, and other administrative expenses included in “General and administrative” in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.Included in “Occupancy, depreciation and amortization” in the condensed consolidated statements of comprehensive income.

Interest income and expense is disclosed in the condensed consolidated statements of comprehensive income.

Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 160 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 36 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)

Net revenues
United States	$1,006	$836	$1,997	$1,664
International	474	394	910	769
Total net revenues	$1,480	$1,230	$2,907	$2,433
Income before income taxes
United States	$830	$656	$1,636	$1,303
International	274	224	523	443
Total income before income taxes	$1,104	$880	$2,159	$1,746

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Regulatory Requirements

As of June 30, 2025, aggregate excess regulatory capital for all operating subsidiaries was $13.3 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of June 30, 2025.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$9,739	$1,308	$8,431
IBHK	1,501	397	1,104
IBIE	1,703	336	1,367
Other regulated operating subsidiaries	2,570	174	2,396
	$15,513	$2,215	$13,298

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of June 30, 2025, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

	June 30,	December 31,
	2025	2024

	(in millions)

Receivables from directors, officers and their affiliates	$23	$44
Payables to directors, officers, and their affiliates	$1,293	$1,320

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

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock. This was executed by the filing of an amendment to the Company’s Certificate of Incorporation that, among other things (i) increased the Company’s authorized shares of Class A common stock to 4,000,000,000 shares from 1,000,000,000 shares and (ii) increased the Company’s authorized shares of Class B Common Stock to 1,000 shares from 100 shares to accommodate the stock split. The Company’s Board of Directors subsequently authorized the stock split and each holder of record of common stock as of the close of market on June 16, 2025, received three additional shares of common stock. All prior period share and per share amounts presented herein have been retroactively adjusted to reflect the stock split.

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 26.0% of the membership interests of IBG LLC. The remaining approximately 74.0% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of June 30, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.0%	74.0%	100.0%
Membership interests	441,569,584	1,254,573,416	1,696,143,000

We are an automated global electronic broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 160 electronic exchanges and market centers in 37 countries and 28 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. We also offer trading in forecast contracts, which are event-based contracts traded on ForecastEx LLC, a CFTC-registered exchange and clearinghouse we established.

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Powered by our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost, in multiple products and currencies from a single trading account. Our overnight trading facilities, available for an array of instruments, support our customers who trade across time zones. The ever-growing complexity of multiple market centers across diverse geographies provides us with ongoing opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

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

Our customer base is diverse with respect to geography and type. Currently, our customers reside in over 200 countries and territories. We serve individuals, as well as institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. Specialized products and services that we have developed successfully attract institutional accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools are particularly attractive to financial advisors; and our trading platform, global access and low pricing attract introducing brokers.

Business Environment

During the quarter ended June 30, 2025 (“current quarter”), world equities markets rose after a brief decline early in the quarter, with major equity indices in the U.S. and Japan rising double digits; markets in Canada, Germany and Australia rising in the high single digits; and markets in the United Kingdom (“U.K.”) and China rising in the low to mid-single digits. Several central banks continued to cut their policy interest rates this quarter, including those in Europe, Switzerland, the U.K., and Australia, while in the U.S., Canada and Hong Kong rates were unchanged.

Early in the current quarter, the concern over the potential imposition of tariffs globally led to a sharp decline, with the S&P 500 falling over 11% from the end of the first quarter to April 8. Following that precipitous fall, the markets rebounded, with the S&P 500 closing the current quarter up 11% from the first quarter, and up 24% from April lows, and other equities markets were also up significantly. The dominance of a small number of technology stocks (the so-called ‘‘Magnificent 7’’), which had driven much of the market’s growth in the previous year, waned as investors broadened their interests to include more technology companies, particularly those that may be beneficiaries of the global embrace of artificial intelligence.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major trading venues rose in the current quarter as most major market indices increased, compared to the prior-year quarter. In the U.S., according to industry data, average daily volume in listed cash equities volume increased by 57%, in exchange-listed equity-based options by 24%, and in futures by 16%, compared to the prior-year quarter. Options trading volumes continue to rise with the growing popularity of shorter-dated options contracts. In futures markets, volumes increased across all product segments, particularly in energy, interest rate, and equity indexes, as many investors sought to mitigate their exposure to ongoing economic and geopolitical uncertainties. Metals, agriculture and foreign exchange futures products also increased.

These factors led to strong results across our major product types. Our customers’ equities, foreign exchange, options, and futures volumes were up 31%, 57%, 24%, and 18%, respectively. compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), increased by 69%, from an average of 14.0 in the prior-year quarter to 23.7 in the current quarter. While average volatility levels remained below the levels reached in 2020 and again in 2022, they rose in the current quarter to their highest level in over two years as the world geopolitical and economic outlook grew more uncertain.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve maintained the benchmark federal funds rate during the current quarter, after cutting it three times in the second half of 2024 (in September, November and December), by a cumulative 100 basis points. The U.S. Treasury yield curve remained inverted in the medium term. As noted above, in several countries with developed financial markets, benchmark interest rates declined during the current quarter as central banks’ inclination to encourage growth overcame apprehensions about inflation, despite increasing concern on the uncertainty of U.S. tariff policy.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Lower medium-term rates, and uncertainty over future U.S. Federal Reserve rate policy, have led us to maintain a short duration portfolio, substantially all of which matured within three months at June 30, 2025, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it is currently. Any rate cuts are passed through to our customers, so we maintain a 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on margin loan balances declined 6% compared to the prior-year quarter. This decline was due to the 100 basis point decline in the U.S. federal funds rate and to rate cuts in other countries, despite a 16% increase in margin loan balances in the current active market environment. This was more than offset by the increase in interest on segregated cash and securities, and on stronger securities lending.

Higher average balances contributed to a 7% rise in net interest income over the prior-year quarter, while our net interest margin declined from 2.42% in the prior-year quarter to 2.07% in the current quarter, predominantly from global interest rate cuts. See the “Results of Operations – Interest Income and Interest Expense” section below in this Item 2 for additional details.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, increased 1.62% compared to its value at March 31, 2025, which had a positive impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled ‘‘Quantitative and Qualitative Disclosures about Market Risk.’’

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $0.51 for the current quarter, compared to diluted earnings per share of $0.41 for the prior-year quarter. Adjusted diluted earnings per share were $0.51 for the current quarter and $0.44 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,480 million and income before income taxes was $1,104 million, compared to net revenues of $1,230 million and income before income taxes of $880 million in the prior-year quarter. Adjusted net revenues were $1,480 million and adjusted income before income taxes was $1,104 million, compared to adjusted net revenues of $1,290 million and adjusted income before income taxes of $940 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 27% to $516 million on higher customer trading volumes. Volume in stocks, options and futures increased 31%, 24% and 18%, respectively.

•Net interest income increased 9% to $860 million on higher average customer credit balances and securities lending activity. Net interest income includes a $26 million one-time credit related to recovery of taxes withheld at source.

•Other fees and services decreased 9% to $62 million, led by a decrease of $7 million in risk exposure fees, which was partially offset by a $2 million increase in FDIC sweep fees.

•Execution, clearing and distribution fees expenses increased 1% to $116 million, driven by a new FINRA Consolidated Audit Trail (“CAT”) fee initiated during the fourth quarter of 2024 and higher customer trading volumes in stocks, options and futures, mostly offset by greater capture of liquidity rebates from certain exchanges.

•General and administrative expenses increased 17% to $61 million, driven primarily by an increase of $8 million in advertising expenses.

•Pretax profit margin was 75% for the current quarter compared to 72% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 75% compared to 73% in the prior-year quarter.

•Total equity as of June 30, 2025 was $18.5 billion.

In connection with our currency diversification strategy, as of June 30, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy increased our comprehensive earnings by $301 million (compared to a decrease of $30 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL increased by approximately 1.62%, compared to its value as of March 31, 2025. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (loss of $5 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $306 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2022	532,064		26,966		559,030
2023	483,015	(9%)	29,712	10%	512,727	(8%)
2024	661,666	37%	63,348	113%	725,014	41%

2Q2024	150,292		13,215		163,507
2Q2025	220,215	47%	28,372	115%	248,587	52%

1Q2025	211,148		28,393		239,541
2Q2025	220,215	4%	28,372	(0%)	248,587	4%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	908,415		207,138		330,035,586
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)
2024	1,344,855	32%	218,327	4%	307,489,711	22%

2Q2024	321,141		55,171		73,734,105
2Q2025	393,051	22%	64,271	16%	96,450,620	31%

1Q2025	383,998		61,869		93,934,241
2Q2025	393,051	2%	64,271	4%	96,450,620	3%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	873,914		203,933		325,368,714
2023	981,172	12%	206,073	1%	248,588,960	(24%)
2024	1,290,770	32%	214,864	4%	302,040,873	22%

2Q2024	308,298		54,106		72,480,534
2Q2025	382,195	24%	63,918	18%	95,276,485	31%

1Q2025	369,931		61,381		92,763,867
2Q2025	382,195	3%	63,918	4%	95,276,485	3%

_________________________

1.Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	34,501		3,205		4,666,872
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)
2024	54,085	37%	3,463	17%	5,448,838	31%

2Q2024	12,843		1,065		1,253,571
2Q2025	10,856	(15%)	353	(67%)	1,174,135	(6%)

1Q2025	14,067		488		1,170,374
2Q2025	10,856	(23%)	353	(28%)	1,174,135	0%

________________________

1.Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2Q2025	2Q2024	% Change
Total Accounts (in thousands)	3,866	2,924	32%
Customer Equity (in billions) [1]	$664.6	$497.2	34%
Total Customer DARTs (in thousands) [2]	3,552	2,386	49%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.65	$3.01	(12%)
Cleared Avg. DARTs per Account (Annualized)	206	187	10%

Consecutive Quarters	2Q2025	1Q2025	% Change
Total Accounts (in thousands)	3,866	3,616	7%
Customer Equity (in billions) [1]	$664.6	$573.5	16%
Total Customer DARTs (in thousands) [2]	3,552	3,519	1%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.65	$2.76	(4%)
Cleared Avg. DARTs per Account (Annualized)	206	220	(6%)

________________________

1.Excludes non-customers.

2.Daily average revenue trades (“DARTs”) are based on customer orders.

3.Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except share and per share amounts)

Revenues
Commissions	$516	$406	$1,030	$785
Other fees and services	62	68	140	127
Other income (loss)	42	(36)	107	(18)
Total non-interest income	620	438	1,277	894

Interest income	1,891	1,828	3,609	3,588
Interest expense	(1,031)	(1,036)	(1,979)	(2,049)
Total net interest income	860	792	1,630	1,539
Total net revenues	1,480	1,230	2,907	2,433

Non-interest expenses
Execution, clearing and distribution fees	116	115	237	216
Employee compensation and benefits	163	146	317	291
Occupancy, depreciation and amortization	24	25	48	51
Communications	11	10	21	20
General and administrative	61	52	123	102
Customer bad debt	1	2	2	7
Total non-interest expenses	376	350	748	687
Income before income taxes	1,104	880	2,159	1,746
Income tax expense	98	71	189	142
Net income	1,006	809	1,970	1,604
Less net income attributable to noncontrolling interests	782	630	1,533	1,250
Net income available for common stockholders	$224	$179	$437	$354

Earnings per share
Basic	$0.51	$0.42	$1.00	$0.82
Diluted	$0.51	$0.41	$0.99	$0.82

Weighted average common shares outstanding
Basic	438,457,863	430,876,080	437,083,330	429,579,700
Diluted	441,439,924	434,507,344	440,459,081	433,552,552

Comprehensive income
Net income available for common stockholders	$224	$179	$437	$354
Other comprehensive income
Cumulative translation adjustment, before income taxes	79	(2)	107	(28)
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	79	(2)	107	(28)
Comprehensive income available for common stockholders	$303	$177	$544	$326

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$782	$630	$1,533	$1,250
Other comprehensive income - cumulative translation adjustment	227	(8)	306	(84)
Comprehensive income attributable to noncontrolling interests	$1,009	$622	$1,839	$1,166

Three Months Ended June 30, 2025 (“current quarter”) compared to the Three Months Ended June 30, 2024 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $250 million, or 20%, compared to the prior-year quarter, to $1,480 million. The increase in net revenues was due to higher commissions, other income and net interest income, partially offset by lower other fees and services.

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

Commissions, for the current quarter, increased $110 million, or 27%, compared to the prior-year quarter, to $516 million, driven by higher customer trading volumes across all product types. Total customer options and futures contract and stock share volumes increased 24%, 18% and 31%, respectively. Total DARTs for the current quarter increased 49% to 3.6 million, compared to 2.4 million for the prior-year quarter. Average commission per commissionable order for cleared customers, for the current quarter, decreased 12% to $2.65, compared to $3.01 for the prior-year quarter, due to smaller average order sizes across all product classes, lower average commissions per contract in options and futures, and greater capture of liquidity rebates passed through to customers.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $6 million, or 9%, compared to the prior-year quarter, to $62 million, driven by a $7 million decrease in risk exposure fees as customers exhibited more cautious risk-taking behavior, partially offset by a $2 million increase in market data fees and a $2 million increase in FDIC sweep fees.

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

Other income, for the current quarter, increased $78 million, compared to the prior-year quarter, to a gain of $42 million. This increase was mainly due to (1) the non-recurrence of a loss of $48 million on positions taken over as a customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024; (2) $17 million related to our principal trading and investing activities; and (3) $15 million related our currency diversification strategy, which lost $5 million in the current quarter compared to a loss of $20 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $68 million, or 9%, compared to the prior-year quarter, to $860 million. The increase in net interest income was driven by higher average customer credit balances and securities lending activity, partially offset by lower benchmark interest rates. In the current quarter, net interest income includes a $26 million one-time credit related to recovery of taxes withheld at source.

Net interest income on customer balances, for the current quarter, increased $7 million compared to the prior-year quarter, driven by increases of $27.3 billion, $18.6 billion and $8.5 billion in average customer credit balances, segregated cash and securities, and margin loans, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 19%, to $7.0 billion, and average securities loaned balances increased 26%, to $17.2 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $35 million, or 140%, compared to the prior-year quarter, driven by an increase in so-called “hard to borrow” stocks that we were able to capitalize on. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $251 million in the current quarter, compared to $194 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Three Months Ended June 30,
	2025	2024

	(in millions)

Average interest-earning assets
Segregated cash and securities	$78,693	$60,057
Customer margin loans	60,928	52,422
Securities borrowed	7,027	5,898
Other interest-earning assets	14,747	11,218
FDIC sweeps [1,4]	5,226	4,023
	$166,621	$133,618

Average interest-bearing liabilities
Customer credit balances	$129,998	$102,709
Securities loaned	17,181	13,688
Other interest-bearing liabilities	50	1
	$147,229	$116,398

Net interest income
Segregated cash and securities, net [2]	$756	$740
Customer margin loans [3]	709	755
Securities borrowed and loaned, net	60	25
Customer credit balances, net [3]	(857)	(894)
Other net interest income [1,4]	193	179
Net interest income [4]	$861	$805

Net interest margin ("NIM")	2.07%	2.42%

Annualized Yields
Segregated cash and securities	3.86%	4.96%
Customer margin loans	4.67%	5.79%
Customer credit balances	2.64%	3.50%

______________________________

1.Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

2.Net interest income on “Segregated cash and securities, net” for the three months ended June 30, 2025, excludes $26 million of interest income, recorded in the condensed consolidated statements of comprehensive income, related to taxes withheld at source in prior periods, which during the current quarter were determined to be fully refundable.

3.Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

4.Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended June 30, 2025 and 2024, $9 million and $7 million were reported in other fees and services, respectively, and $18 million and $6 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, increased $26 million, or 7%, compared to the prior-year quarter, to $376 million, mainly due to a $17 million increase in employee compensation and benefits, and a $9 million increase in general and administrative expenses. As a percentage of total net revenues, non-interest expenses were 25% for the current quarter and 28% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $1 million, or 1%, compared to the prior-year quarter, to $116 million, mainly driven by a $3 million increase in regulatory fees due to a new FINRA Consolidated Audit Trail (“CAT”) fee initiated in the fourth quarter of 2024, and higher customer trading volumes in stocks, options and futures, mostly offset by greater capture of liquidity rebates due to higher customer trading volumes. CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 8% for the current quarter and 9% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $17 million, or 12%, compared to the prior-year quarter, to $163 million associated with a combination of staffing increases, inflation, and a $5 million increase in U.S. Social Security and Medicare, and other social insurance taxes driven by the annual vesting of the Company’s Stock Incentive Plan units at a higher stock price than in the prior year. The average number of employees increased 4% to 3,059 for the current quarter, compared to 2,951 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current quarter and 12% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, decreased $1 million, or 4%, compared to the prior-year quarter, to $24 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current quarter and the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $1 million, or 10%, compared to the prior-year quarter, to $11 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $9 million, or 17%, compared to the prior-year quarter, to $61 million, primarily due to an $8 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior-year quarter.

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

Income tax expense, for the current quarter, increased $27 million, or 38%, compared to the prior-year quarter, to $98 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and a higher income tax rate in a foreign jurisdiction following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.6% in the prior-year quarter to 25.9% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended June 30,
	2025	2024

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,104	$880
Exclude IBG, Inc. stand-alone (income) loss before income taxes	-	-
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	12	4
Operating subsidiaries income before income taxes	$1,116	$884

Operating subsidiaries
Income before income taxes	$1,116	$884
Income tax expense	48	35
Net income available to members	$1,068	$849

IBG, Inc.
Average ownership percentage in IBG LLC	25.9%	25.6%
Net income available to IBG, Inc. from operating subsidiaries	$277	$216
IBG, Inc. stand-alone income (loss) before income taxes	-	-
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(3)	(1)
Income before income taxes	274	215
Income tax expense	50	36
Net income available to common stockholders	$224	$179

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$48	$35
Income tax expense attributable to IBG, Inc.	50	36
Consolidated income tax expense	$98	$71

______________________________

1.Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of shares from the amended 2007 Stock Incentive Plan and shares held for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current quarter, increased $224 million, or 25%, compared to the prior-year quarter, to $1,104 million. Pretax profit margin was 75% for the current quarter and 72% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,480 million, up 15%; adjusted income before income taxes was $1,104 million, up 17%; and adjusted pre-tax profit margin was 75% for the current quarter compared to 73% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Six Months Ended June 30, 2025 (“current six-month period”) compared to the Six Months Ended June 30, 2024 (“prior-year six-month period”)

Net Revenues

Total net revenues, for the current six-month period, increased $474 million, or 19%, compared to the prior-year six-month period, to $2,907 million. The increase in net revenues was due to higher commissions, other income, net interest income, and other fees and services.

Commissions

Commissions, for the current six-month period, increased $245 million, or 31%, compared to the prior-year six-month period, to $1,030 million, driven by higher customer trading volumes across all product types. Total customer options and futures contract and stock share volumes increased 24%, 17% and 39%, respectively. Total DARTs for the current six-month period increased 43% to 3.5 million, compared to 2.5 million for the prior-year six-month period. Average commission per commissionable order for cleared customers, for the current six-month period, decreased 9% to $2.71, compared to $2.97 for the prior-year six-month period, due to smaller average order sizes across all product classes, lower average commissions per contract in options and futures, and greater capture of liquidity rebates passed through to customers.

Other Fees and Services

Other fees and services, for the current six-month period, increased $13 million, or 10%, compared to the prior-year six-month period, to $140 million, driven by a $4 million increase in FDIC sweep fees due to higher customer balances, a $4 million increase in market data fees due to higher number of customers, a $2 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes, and a $1 million increase in risk exposure fees as customers exhibited more risk-on behavior.

Other Income

Other income, for the current six-month period, increased $125 million, compared to the prior-year six-month period, to a gain $107 million. This increase was mainly due to (1) the non-recurrence of a loss of $48 million on positions taken over as a customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024; (2) $37 million related our currency diversification strategy, which gained $15 million in the current six-month period compared to a loss of $22 million in the prior-year six-month period; (3) $18 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which gained $16 million in the current six-month period compared to a loss of $2 million in the prior-year six-month period; and (4) $13 million related to our principal trading and investing activities.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current six-month period, increased $91 million, or 6%, compared to the prior-year six-month period, to $1,630 million. The increase in net interest income was driven by higher average customer margin loans and customer credit balances, and by higher securities lending activity, partially offset by lower benchmark interest rates. In the current six-month period, net interest income includes a $26 million one-time credit related to recovery of taxes withheld at source.

Net interest income on customer balances, for the current six-month period, increased $67 million compared to the prior-year six-month, driven by increases of $22.9 billion, $12.3 billion and $13.1 billion in average customer credit balances, segregated cash and securities, and margin loans, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current six-month period.

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

In the current six-month period, average securities borrowed balances increased 6%, to $5.9 billion, and average securities loaned balances increased 31%, to $16.7 billion, compared to the prior-year six-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current six-month period, net interest earned from securities lending transactions increased $19 million, or 37%, compared to the prior-year six-month period, driven by an increase in so-called “hard-to-borrow” stocks that we were able to capitalize on. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $437 million in the current six-month period, compared to $360 million in the prior-year six-month period. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Six Months Ended June 30,
	2025	2024

	(in millions)

Average interest-earning assets
Segregated cash and securities	$72,869	$60,595
Customer margin loans	62,646	49,538
Securities borrowed	5,949	5,633
Other interest-earning assets	13,601	10,585
FDIC sweeps [1,4]	5,006	3,942
	$160,071	$130,293

Average interest-bearing liabilities
Customer credit balances	$124,010	$101,110
Securities loaned	16,659	12,711
Other interest-bearing liabilities	58	1
	$140,727	$113,822

Net interest income
Segregated cash and securities, net [2]	$1,419	$1,504
Customer margin loans [3]	1,484	1,433
Securities borrowed and loaned, net	70	51
Customer credit balances, net [3]	(1,674)	(1,775)
Other net interest income [1,4]	356	354
Net interest income [4]	$1,655	$1,567

Net interest margin ("NIM")	2.09%	2.42%

Annualized Yields
Segregated cash and securities	3.93%	4.99%
Customer margin loans	4.78%	5.82%
Customer credit balances	2.72%	3.53%

______________________________

1.Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

2.Net interest income on “Segregated cash and securities, net” for the six months ended June 30, 2025, excludes $26 million of interest income, recorded in the condensed consolidated statements of comprehensive income, related to taxes withheld at source in prior periods, which during the current quarter were determined to be fully refundable.

3.Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

4.Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the six months ended June 30, 2025 and 2024, $17 million and $13 million were reported in other fees and services, respectively, and $34 million and $15 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current six-month period, increased $61 million, or 9%, compared to the prior-year six-month period, to $748 million, mainly due to a $26 million increase in employee compensation and benefits, a $21 million increase in execution, clearing and distribution fees, and a $21 million increase in general and administrative expenses; partially offset by a $5 million decrease in customer bad debt expense and a $3 million decrease in occupancy, depreciation and amortization expense. As a percentage of total net revenues, non-interest expenses were 26% for the current six-month period and 28% for the prior-year six-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current six-month period, increased $21 million, or 10%, compared to the prior-year six-month period, to $237 million, mainly driven by a $22 million increase in SEC regulatory fees due to an increase in the SEC fee rate from May 22, 2024 to May 14, 2025, a $6 million increase due to a new FINRA Consolidated Audit Trail (“CAT”) fee initiated in the fourth quarter of 2024, and higher customer trading volumes in stocks, options and futures; partially offset by greater capture of liquidity rebates due to higher customer trading volumes. SEC and CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 8% for the current six-month period and 9% for the prior-year six-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current six-month period, increased $26 million, or 9%, compared to the prior-year six-month period, to $317 million associated with a combination of staffing increases, inflation, and a $5 million increase in U.S. Social Security and Medicare, and other social insurance taxes driven by the annual vesting of the Company’s Stock Incentive Plan units at a higher stock price than in the prior year. The average number of employees increased 3% to 3,037 for the current six-month period, compared to 2,945 for the prior-year six-month period. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 11% for the current six-month period and 12% for the prior-year six-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current six-month period, decreased $3 million, or 6%, compared to the prior-year six-month period, to $48 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current six-month period and the prior-year six-month period.

Communications

Communications expenses, for the current six-month period increased $1 million, or 5%, compared to the prior-year six-month period, to $21 million. As a percentage of total net revenues, communications expenses were 1% for both the current six-month period and the prior-year six-month period.

General and Administrative

General and administrative expenses, for the current six-month period, increased $21 million, or 21%, compared to the prior-year six-month period, to $123 million, primarily due to a $16 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for both the current six-month period and the prior-year six-month period.

Customer Bad Debt

Customer bad debt expense, for the current six-month period, decreased $5 million, compared to the prior-year six-month period, to $2 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current six-month period, increased $47 million, or 33%, compared to the prior-year six-month period, to $189 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and a higher income tax rate in a foreign jurisdiction following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.5% in the prior-year six-month period to 25.9% in the current six-month period.

The table below presents information about our income tax expense for the periods indicated.

	Six Months Ended June 30,
	2025	2024

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$2,159	$1,746
Exclude IBG, Inc. stand-alone (income) loss before income taxes	-	1
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	12	4
Operating subsidiaries income before income taxes	$2,171	$1,751

Operating subsidiaries
Income before income taxes	$2,171	$1,751
Income tax expense	92	70
Net income available to members	$2,079	$1,681

IBG, Inc.
Average ownership percentage in IBG LLC	25.9%	25.5%
Net income available to IBG, Inc. from operating subsidiaries	$537	$428
IBG, Inc. stand-alone income (loss) before income taxes	-	(1)
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(3)	(1)
Income before income taxes	534	426
Income tax expense	97	72
Net income available to common stockholders	$437	$354

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$92	$70
Income tax expense attributable to IBG, Inc.	97	72
Consolidated income tax expense	$189	$142

______________________________

1.Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of shares from the amended 2007 Stock Incentive Plan and shares held for distribution to eligible customers participating in one or more promotions.

1

Operating Results

Income before income taxes, for the current six-month period, increased $413 million, or 24%, compared to the prior-year six-month period, to $2,159 million. Pretax profit margin was 74% for the current six-month period and 72% for the prior-year six-month period.

Comparing our operating results for the current six-month period to the prior-year six-month period using non-GAAP financial measures, adjusted net revenues were $2,876 million, up 15%; adjusted income before income taxes was $2,128 million, up 17%; and adjusted pre-tax profit margin was 74% for the current six-month period compared to 73% for the prior-year six-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

__________________________

1.Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,480	$1,230	$2,907	$2,433
Non-GAAP adjustments
Currency diversification strategy, net	5	20	(15)	22
Mark-to-market on investments	(5)	40	(16)	51
Total non-GAAP adjustments	0	60	(31)	73
Adjusted net revenues	$1,480	$1,290	$2,876	$2,506

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$1,104	$880	$2,159	$1,746
Non-GAAP adjustments
Currency diversification strategy, net	5	20	(15)	22
Mark-to-market on investments	(5)	40	(16)	51
Total non-GAAP adjustments	-	60	(31)	73
Adjusted income before income taxes	$1,104	$940	$2,128	$1,819

Adjusted pre-tax profit margin	75%	73%	74%	73%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$224	$179	$437	$354
Non-GAAP adjustments
Currency diversification strategy, net	1	5	(4)	5
Mark-to-market on investments	(1)	10	(4)	13
Income tax effect of above adjustments [1]	0	(3)	2	(4)
Total non-GAAP adjustments	(0)	12	(6)	14
Adjusted net income available for common stockholders	$224	$191	$431	$368

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$0.51	$0.41	$0.99	$0.82
Non-GAAP adjustments
Currency diversification strategy, net	0.00	0.01	(0.01)	0.01
Mark-to-market on investments	(0.00)	0.02	(0.01)	0.03
Income tax effect of above adjustments [1]	0.00	(0.01)	0.01	(0.01)
Total non-GAAP adjustments	(0.00)	0.03	(0.01)	0.03
Adjusted diluted EPS	$0.51	$0.44	$0.98	$0.85

Diluted weighted average common shares outstanding	441,439,924	434,507,344	440,459,081	433,552,552

Note: Amounts may not add due to rounding.

______________________________

1.The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of June 30, 2025, total assets were $181.5 billion of which $180.0 billion, or 99.2%, were considered liquid.

Decisions on the allocation of capital are based upon, among other things, prudent risk management guidelines, potential liquidity and cash flow needs for current and future business activities, regulatory capital requirements, and projected profitability. Our Treasury department, Market Risk Committee, Enterprise Risk Management department and other management control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure. The objective of these policies is to support our business strategies while ensuring ongoing and sufficient liquidity. Our significant capital comprises an aggregate across our many regulated subsidiaries, and in addition to supporting our current business and future expansion plans, we believe this financial strength provides our customers with a source of confidence.

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

As of June 30, 2025, liability balances in connection with securities loaned and payables to customers were higher than their average monthly balances during the current quarter. Short-term borrowing balance was lower than its average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of June 30, 2025, were $2,146 million ($1,513 million as of December 31, 2024). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of June 30, 2025, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 22% to $18.5 billion as of June 30, 2025, from $15.2 billion as of June 30, 2024. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Six Months Ended June 30,
	2025	2024

	(in millions)
Net cash provided by operating activities	$9,723	$3,304
Net cash used in investing activities	(68)	(27)
Net cash used in financing activities	(556)	(470)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	413	(112)
Increase in cash, cash equivalents, and restricted cash	$9,512	$2,695

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $9,512 million to $49.7 billion for the six months ended June 30, 2025.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $9.7 billion in net cash from operating activities mainly driven by customer credit balances which increased $23.1 billion; partially offset by securities segregated for regulatory purposes, which increased $9.1 billion, and securities borrowed which increased $4.8 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $68 million in our investing activities primarily for purchases of property, equipment, and intangible assets and other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $556 million in our financing activities, primarily for distributions to noncontrolling interests and dividends paid to common stockholders and payments made to Holdings under the Tax Receivable Agreement.

Six months Ended June 30, 2024: For a discussion of changes in cash flows for the six months ended June 30, 2024 refer to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024.

Regulatory Capital Requirements

As of June 30, 2025, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were $30 million and $23 million for the six months ended June 30, 2025 and 2024, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of June 30, 2025, substantially all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of June 30, 2025, there were no definitive agreements with respect to any material acquisition.

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

The U.S. dollar value of the GLOBAL increased 1.86% as of June 30, 2025 compared to June 30, 2024. As of June 30, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 6/30/2024				As of 6/30/2025
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	76.2%	$11,572	1.0000	0.720	74.8%	$13,856	-1.4%
EUR	0.09	1.0714	0.096	10.2%	1,550	1.1788	0.106	11.0%	2,042	0.8%
JPY	3.91	0.0062	0.024	2.6%	391	0.0069	0.027	2.8%	522	0.2%
GBP	0.02	1.2645	0.025	2.7%	406	1.3734	0.027	2.9%	529	0.2%
CHF	0.02	1.1127	0.022	2.4%	358	1.2609	0.025	2.6%	485	0.3%
CNH	0.13	0.1370	0.018	1.9%	286	0.1397	0.018	1.9%	349	0.0%
INR	1.10	0.0120	0.013	1.4%	212	0.0117	0.013	1.3%	247	-0.1%
CAD	0.02	0.7310	0.011	1.2%	176	0.7349	0.011	1.1%	212	0.0%
AUD	0.02	0.6669	0.010	1.1%	161	0.6581	0.010	1.0%	190	0.0%
HKD	0.04	0.1281	0.004	0.5%	72	0.1274	0.004	0.5%	86	0.0%
			0.945	100.0%	$15,184		0.962	100.0%	$18,518	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of June 30, 2025.

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

Based on customer balances and investments outstanding as of June 30, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by $73 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $38 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of June 30, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by $73 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $8 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2025, we had $65.3 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The summary of the Company’s stock repurchase activity for the three months ended June 30, 2025, is as follows:

				Total Number	Maximum
				of Shares	Number of Shares that
		Total Number of	Average	Purchased as Part of	May yet be Purchased
		Shares	Price Paid	Publicly Announced	Under the
Period		Purchased [2]	per Share [2]	Plans or Programs	Plans or Programs

May 1 - May 31	Employee Transactions [1]	1,815,372	$ 46.40	N/A	N/A

________________________

1.All shares were repurchased from employees who elected to have shares withheld to satisfy their tax withholding obligations related to the May 9, 2025 vesting of the amended 2007 Stock Incentive Plan. The Company sold these shares in open market transactions. See Note 10 – “Employee Incentive Plans” to the unaudited condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report on Form 10-Q for more information regarding the amended 2007 Stock Incentive Plan.

2.Amounts disclosed are on a post-split basis.

The Company provides employees with two options to pay for their withholding tax obligations which become due when restricted stock units vest: either (1) reimburse the Company via cash payment, or (2) elect to have IBG LLC withhold a portion of the vesting shares. In the case of employees who elect to have the IBG LLC withhold shares to cover their tax obligations, those shares are transferred to IBG LLC, which in turn, sells those shares in open market transactions to recover the amount paid to the tax authorities on the employees’ behalf. During the three months ended June 30, 2025, the Company sold 1,815,372 shares of its Class A common stock (with a fair value of $95 million) in open market transactions. The proceeds were used to reimburse the Company for withholding taxes paid by the Company on the employees’ behalf.

On October 13, 2015, the Company filed a Post-Effective Amendment to multiple Registration Statements filed under the Securities Act of 1933, as amended on Form S-8 that registered shares of the Company’s Class A common stock, $0.01 par value, for issuance under the Company’s amended 2007 Stock Incentive Plan (the “Plan”). As per General Instruction C of Form S-8, the sale of the shares described above constitutes a resale or reoffer of the Company’s Class A common stock. The Post-Effective Amendment contains a reoffer prospectus that registers 25,600,000 shares (on a post-split basis) of the Company’s Class A common stock. The reoffer prospectus allows for future sales by IBG LLC, on a continuous or delayed basis, to the public without restriction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b-51(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas Peterffy	Chairman of the Board of Directors	Adoption	April 25, 2025	See 1 below	Sale	6,064,728 [2]
Paul Brody	Chief Financial Officer, Treasurer and Secretary	Adoption	June 9, 2025	September 2, 2026	Sale	1,000,000 [3]

________________________

1.The later of 90 days or two days after the Company’s filing of its Form 10-Q for the quarter ended September 30, 2025, or upon the earlier completion of all authorized transactions under the plan.

2.Shares held through Conyers Investments LLC, which is indirectly wholly owned by Thomas Peterffy. Mr. Peterffy is also a manager of Conyers Investments LLC with the unilateral power to vote or sell the shares.

3.Shares held through PJB Holdings LLC.

Other than as disclosed above, no other director or officer adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc.
3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2024 filed by the Company on February 27, 2025).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: August 6, 2025