Form 10-Q
period 2025-09-30
Interactive Brokers Group, Inc.
filed 2025-11-05
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 OR

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

As of October 31, 2025, there were 445,363,717 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 400 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$5,128	$3,633
Cash - segregated for regulatory purposes	48,784	36,600
Securities - segregated for regulatory purposes	38,691	27,846
Securities borrowed	11,568	5,369
Securities purchased under agreements to resell	8,524	6,575
Financial instruments owned, at fair value
Financial instruments owned	3,028	1,847
Financial instruments owned and pledged as collateral	99	77
Total financial instruments owned, at fair value	3,127	1,924
Receivables
Customers, less allowance for credit losses of $22 and $25 as of September 30, 2025 and December 31, 2024	77,588	64,432
Brokers, dealers, and clearing organizations	4,773	2,196
Interest	488	446
Total receivables	82,849	67,074
Other assets	1,551	1,121
Total assets	$200,222	$150,142
Liabilities and equity
Short-term borrowings	$10	$14
Securities loaned	27,031	16,248
Securities sold under agreements to repurchase	894	—
Financial instruments sold, but not yet purchased, at fair value	499	293
Payables
Customers	149,442	115,343
Brokers, dealers, and clearing organizations	1,541	476
Affiliate	215	195
Accounts payable, accrued expenses and other liabilities	793	665
Interest	317	311
Total payables	152,308	116,990
Total liabilities	180,742	133,545
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 4,000,000,000 shares, Issued - 445,923,364 and 436,244,236 shares, Outstanding – 445,331,214 and 435,618,452 shares as of September 30, 2025 and December 31, 2024	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding – 400 shares as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,943	1,816
Retained earnings	3,117	2,515
Accumulated other comprehensive income, net of income taxes of $0 as of both September 30, 2025 and December 31, 2024	52	(45)
Treasury stock, at cost, 592,150 and 625,784 shares as of September 30, 2025 and December 31, 2024	(7)	(7)
Total stockholders’ equity	5,106	4,280
Noncontrolling interests	14,374	12,317
Total equity	19,480	16,597
Total liabilities and equity	$200,222	$150,142

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2025	2024	2025	2024
Revenues
Commissions	$537	$435	$1,567	$1,220
Other fees and services	66	72	206	199
Other income	85	56	192	38
Total non-interest income	688	563	1,965	1,457

Interest income	2,101	1,888	5,710	5,476
Interest expense	(1,134)	(1,086)	(3,113)	(3,135)
Total net interest income	967	802	2,597	2,341
Total net revenues	1,655	1,365	4,562	3,798

Non-interest expenses
Execution, clearing and distribution fees	92	116	329	332
Employee compensation and benefits	156	145	473	436
Occupancy, depreciation and amortization	24	26	72	77
Communications	11	9	32	29
General and administrative	62	153	185	255
Customer bad debt	(2)	7	—	14
Total non-interest expenses	343	456	1,091	1,143
Income before income taxes	1,312	909	3,471	2,655
Income tax expense	126	75	315	217
Net income	1,186	834	3,156	2,438
Less net income attributable to noncontrolling interests	923	650	2,456	1,900
Net income available for common stockholders	$263	$184	$700	$538

Earnings per share
Basic	$0.59	$0.42	$1.59	$1.25
Diluted	$0.59	$0.42	$1.58	$1.24
Weighted average common shares outstanding
Basic	444,060,813	435,031,964	439,434,716	431,410,388
Diluted	446,528,983	438,145,440	442,507,940	435,096,780

Comprehensive income
Net income available for common stockholders	$263	$184	$700	$538
Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	39	97	11
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(10)	39	97	11
Comprehensive income available for common stockholders	$253	$223	$797	$549

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$923	$650	$2,456	$1,900
Other comprehensive income - cumulative translation adjustment	(28)	114	278	30
Comprehensive income attributable to noncontrolling interests	$895	$764	$2,734	$1,930

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$3,156	$2,438
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	28	7
Depreciation and amortization	45	51
Amortization of right-of-use assets	24	22
Employee stock plan compensation	90	80
Unrealized (gains) losses on other investments, net	(76)	(18)
Customer bad debt expense	—	14
Shares distributed to customers under IBKR Promotions	25	17
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(10,845)	4,283
Securities borrowed	(6,199)	(1,678)
Securities purchased under agreements to resell	(1,949)	(2,672)
Financial instruments owned, at fair value	(1,197)	(1,461)
Receivables from customers	(13,157)	(11,548)
Other receivables	(2,619)	(615)
Other assets	(295)	(135)
Securities loaned	10,783	5,471
Securities sold under agreement to repurchase	894	—
Financial instruments sold, but not yet purchased, at fair value	206	188
Payable to customers	34,099	11,567
Other payables	1,189	875
Net cash provided by operating activities	14,202	6,886
Cash flows from investing activities
Purchases of other investments	(67)	(28)
Purchase of property, equipment and intangible assets	(45)	(34)
Net cash used in investing activities	(112)	(62)
Cash flows from financing activities
Short-term borrowings, net	(4)	16
Dividends paid to stockholders	(98)	(65)
Distributions to noncontrolling interests	(680)	(576)
Repurchases of common stock for employee tax withholdings	(84)	(54)
Proceeds from the sale of treasury stock	95	57
Payments made under the Tax Receivable Agreement	(15)	(25)
Net cash used in financing activities	(786)	(647)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	375	41
Net increase in cash, cash equivalents and restricted cash	13,679	6,218
Cash, cash equivalents and restricted cash at beginning of period	40,233	32,593
Cash, cash equivalents and restricted cash at end of period	$53,912	$38,811
Cash, cash equivalents and restricted cash
Cash and cash equivalents	5,128	3,595
Cash segregated for regulatory purposes	48,784	35,216
Cash, cash equivalents and restricted cash at end of period	$53,912	$38,811
Supplemental disclosures of cash flow information
Cash paid for interest	$3,108	$3,119
Cash paid for taxes, net	$251	$213
Cash paid for amounts included in lease liabilities	$31	$31
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$254	$39
Redemption of member interests from IBG Holdings LLC	$(254)	$(39)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$46	$40
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(46)	$(40)

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2025

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2024	436,244,236	$1	$1,816	$(7)	$2,515	$(45)	$4,280	$12,317	$16,597
Issuance of common stock - IBKR Promotion	200,000		3	(10)			(7)	7	—
Common stock distributed pursuant to stock incentive plans
Net distribution of common stock - IBKR Promotion				6			6	1	7
Compensation for stock grants vesting in the future			8				8	23	31
Dividends paid to stockholders - $0.0625 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(196)	(196)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					213	28	241	830	1,071
Balance, March 31, 2025	436,444,236	$1	$1,828	$(11)	$2,701	$(17)	$4,502	$12,981	$17,483
Common stock distributed pursuant to stock incentive plans	5,443,128						—
Issuance of common stock - IBKR Promotion	200,000		2	(11)			(9)	8	(1)
Net distribution of common stock - IBKR Promotion				8			8	—	8
Compensation for stock grants vesting in the future			8				8	20	28
Repurchases of common stock for employee tax withholdings under stock incentive plans				(84)			(84)		(84)
Sales of treasury stock			3	84			87	8	95
Dividends paid to stockholders - $0.08 per share					(35)		(35)		(35)
Distributions from IBG LLC to noncontrolling interests							—	(288)	(288)
Adjustments for changes in proportionate ownership in IBG LLC			45				45	(45)	—
Comprehensive income					224	79	303	1,009	1,312
Balance, June 30, 2025	442,087,364	$1	$1,886	$(14)	$2,890	$62	$4,825	$13,693	$18,518
Issuance of common stock in follow-on offering	3,836,000		42				42	(42)	—
Net distribution of common stock - IBKR Promotion			1	7			8	1	9
Compensation for stock grants vesting in the future			8				8	23	31
Deferred tax benefit retained - follow-on offering			6				6		6
Dividends paid to stockholders - $0.08 per share					(36)		(36)		(36)
Distributions from IBG LLC to noncontrolling interests							—	(196)	(196)
Comprehensive income					263	(10)	253	895	1,148
Balance, September 30, 2025	445,923,364	$1	$1,943	$(7)	$3,117	$52	$5,106	$14,374	$19,480

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2024

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2023	428,715,712	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock - IBKR Promotion	200,000		1	(4)			(3)	3	—
Common stock distributed pursuant to stock incentive plans	—
Net distribution of common stock - IBKR Promotion				4			4	1	5
Compensation for stock grants vesting in the future			8				8	20	28
Dividends paid to stockholders - $0.025 per share					(11)		(11)		(11)
Distributions from IBG LLC to noncontrolling interests							—	(123)	(123)
Adjustments for changes in proportionate ownership in IBG LLC			1				1	(1)	—
Comprehensive income					175	(26)	149	544	693
Balance, March 31, 2024	428,915,712	$1	$1,736	$(3)	$2,016	$(18)	$3,732	$10,927	$14,659
Common stock distributed pursuant to stock incentive plans	5,389,184						—		—
Issuance of common stock - IBKR Promotion	200,000		2	(6)			(4)	4	—
Net distribution of common stock - IBKR Promotion				5			5	—	5
Compensation for stock grants vesting in the future			6				6	20	26
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	2	57
Dividends paid to stockholders - $0.0625 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(281)	(281)
Adjustments for changes in proportionate ownership in IBG LLC			37				37	(37)	—
Comprehensive income					179	(2)	177	622	799
Balance, June 30, 2024	434,504,896	$1	$1,782	$(4)	$2,168	$(20)	$3,927	$11,257	$15,184
Issuance of common stock in follow-on offering	1,332,000		12				12	(12)	—
Issuance of common stock - IBKR Promotion	200,000		1	(6)			(5)	5	—
Net distribution of common stock - IBKR Promotion				6			6		6
Compensation for stock grants vesting in the future			6				6	20	26
Deferred tax benefit retained - follow-on offering			1				1		1
Dividends paid to stockholders - $0.0625 per share					(27)		(27)		(27)
Distributions from IBG LLC to noncontrolling interests							—	(172)	(172)
Adjustments for changes in proportionate ownership in IBG LLC			2				2	(2)	—
Comprehensive income					184	39	223	764	987
Balance, September 30, 2024	436,036,896	$1	$1,804	$(4)	$2,325	$19	$4,145	$11,860	$16,005

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 26.3% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global electronic broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 160 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2025, the Company had 3,131 employees worldwide.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of September 30, 2025, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2025	2024

	(in millions)

U.S. and foreign government securities	$6,096	$6,460
Municipal securities	86	33
Securities purchased under agreements to resell [1]	30,058	21,353
Securities borrowed [1]	2,451	-
	$38,691	$27,846

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2025	2024

	(in millions)

Equity method investments [1]	$213	$172
Investments in equity securities at adjusted cost [2]	39	29
Investments in equity securities at fair value [2]	90	32
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$344	$235

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed yield curve using interest rates of third parties’ corporate debt issued with a similar risk profile as the Company and a duration similar to the lease term. The Company’s leases have remaining terms of less than one year to eleven years, some of which include options to extend the lease term, and some of which include options to terminate the lease upon notice. The Company considers these options when determining the lease term used to calculate the right-of-use asset and the lease liability when the Company is reasonably certain it will exercise such option.

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

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), and other fees and services charged to customers, which are reported as “Other fees and services” in the condensed consolidated statements of comprehensive income. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

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

FASB Standards issued but not adopted as of September 30, 2025

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

Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets Issued July 2025

•Provides all companies with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets.

•In developing reasonable and supportable forecasts as part of estimating expected credit losses, all companies may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

•Effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods.

•The Company is currently assessing the impact to its consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Standard	Summary of guidance	Effect on financial statements
Intangibles – Goodwill and Other – Internal-Use Software – Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) Issued September 2025

•Requires companies to start capitalizing software costs when management has authorized and committed to funding the project and it is probable that the project will be completed, and the software will be used to perform the function intended.

•Requires companies to determine whether there is significant uncertainty associated with development activities that would prevent it from reaching the probable-to-complete recognition threshold.

•Effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2025, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4.  Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,405,584	1,250,737,416	1,696,143,000

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

	September 30, 2025			December 31, 2024
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	4,000,000,000	445,923,364	445,331,214	4,000,000,000	436,244,236	435,618,452
Class B common stock	1,000	400	400	400	400	400
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are included in “Other assets” in the Company’s condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2025 and December 31, 2024, the unamortized balance of these deferred tax assets was $223 million and $196 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through September 30, 2025 were $727 million, $618 million and $109 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $308 million through September 30, 2025 under the terms of the Tax Receivable Agreement.

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

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 2,520,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform,

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 4,000,000 shares of common stock to be issued under these promotions. From 2019 through September 30, 2025, the Company issued 2,880,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 26.3%, with Holdings owning the remaining 73.7% as of September 30, 2025. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.6% as of September 30, 2025.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$263	$184	$700	$538
Weighted average shares of common stock outstanding
Class A	444,060,413	435,031,564	439,434,316	431,409,988
Class B	400	400	400	400
	444,060,813	435,031,964	439,434,716	431,410,388
Basic earnings per share	$0.59	$0.42	$1.59	$1.25

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$263	$184	$700	$538
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	444,060,413	435,031,564	439,434,316	431,409,988
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	2,468,170	3,113,476	3,073,224	3,686,392
Class B	400	400	400	400
	446,528,983	438,145,440	442,507,940	435,096,780
Diluted earnings per share	$0.59	$0.42	$1.58	$1.24

Member Distributions and Stockholder Dividends

In April 2025 the Company increased its quarterly dividend from $0.0625 per share to $0.08 per share of common stock, on a post-split basis. During the nine months ended September 30, 2025, IBG LLC made distributions totaling $918 million, to its members, of which IBG, Inc.’s proportionate share was $238 million. In March 2025, the Company paid quarterly cash dividends of $0.0625 per share of common stock, on a post-split basis, totaling $27 million. In June and September 2025, the Company paid quarterly cash quarterly cash dividends of $0.08 per share of common stock, on a post stock-split basis, totaling $71 million.

On October 16, 2025, the Company declared a quarterly cash dividend of $0.08 per share of common stock, payable on December 12, 2025 to stockholders of record as of December 1, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5.  Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$253	$223	$797	$549

Earnings per share on comprehensive income
Basic	$0.57	$0.51	$1.81	$1.27
Diluted	$0.57	$0.51	$1.80	$1.26
Weighted average common shares outstanding
Basic	444,060,813	435,031,964	439,434,716	431,410,388
Diluted	446,528,983	438,145,440	442,507,940	435,096,780

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

	Financial Assets at Fair Value as of September 30, 2025

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,096	$—	$—	$6,096
Municipal securities	—	86	—	86
Total securities segregated for regulatory purposes	6,096	86	—	6,182

Financial instruments owned, at fair value
Stocks	2,966	—	—	2,966
Options	49	23	—	72
U.S. and foreign government securities	41	—	—	41
Precious metals	—	41	—	41
Currency forward contracts	—	7	—	7
Total financial instruments owned, at fair value	3,056	71	—	3,127

Other assets
Customer-held fractional shares	394	—	—	394
Other investments in equity securities	90	—	—	90
Total other assets	484	—	—	484
Total financial assets at fair value	$9,636	$157	$—	$9,793

	Financial Liabilities at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$194	$—	$—	$194
Options	33	229	—	262
Precious metals	—	36	—	36
Currency forward contracts	—	7	—	7
Total financial instruments sold, but not yet purchased, at fair value	227	272	—	499

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	394	—	—	394
Total accounts payable, accrued expenses and other liabilities	394	—	—	394
Total financial liabilities at fair value	$621	$272	$—	$893

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,460	$—	$—	$6,460
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,460	33	—	6,493

Financial instruments owned, at fair value
Stocks	1,763	—	—	1,763
Options	84	—	—	84
U.S. and foreign government securities	54	—	—	54
Mutual funds	2	—	—	2
Precious metals	—	21	—	21
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,903	21	—	1,924

Other assets
Customer-held fractional shares	260	—	—	260
Other investments in equity securities	32	—	—	32
Total other assets	292	—	—	292
Total financial assets at fair value	$8,655	$54	$—	$8,709

	Financial Liabilities at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$116	$—	$—	$116
Options	96	—	—	96
Precious metals	—	18	—	18
Currency forward contracts	—	63	—	63
Total financial instruments sold, but not yet purchased, at fair value	212	81	—	293

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	260	—	—	260
Total accounts payable, accrued expenses and other liabilities	260	—	—	260
Total financial liabilities at fair value	$472	$81	$—	$553

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the nine months ended September 30, 2025.

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

	September 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$5,128	$5,128	$5,128	$—	$—
Cash - segregated for regulatory purposes	48,784	48,784	48,784	—	—
Securities - segregated for regulatory purposes	32,509	32,509	—	32,509	—
Securities borrowed	11,568	11,568	—	11,568	—
Securities purchased under agreements to resell	8,524	8,524	—	8,524	—
Receivables from customers	77,588	77,588	—	77,588	—
Receivables from brokers, dealers and clearing organizations	4,773	4,773	—	4,773	—
Interest receivable	488	488	—	488	—
Other assets	41	42	—	3	39
Total financial assets, not measured at fair value	$189,403	$189,404	$53,912	$135,453	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$10	$10	$—	$10	$—
Securities loaned	27,031	27,031	—	27,031	—
Securities sold under agreements to repurchase	894	894	—	894	—
Payables to customers	149,442	149,442	—	149,442	—
Payables to brokers, dealers and clearing organizations	1,541	1,541	—	1,541	—
Interest payable	317	317	—	317	—
Total financial liabilities, not measured at fair value	$179,235	$179,235	$—	$179,235	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,633	$3,633	$3,633	$—	$—
Cash - segregated for regulatory purposes	36,600	36,600	36,600	—	—
Securities - segregated for regulatory purposes	21,353	21,353	—	21,353	—
Securities borrowed	5,369	5,369	—	5,369	—
Securities purchased under agreements to resell	6,575	6,575	—	6,575	—
Receivables from customers	64,432	64,432	—	64,432	—
Receivables from brokers, dealers and clearing organizations	2,196	2,196	—	2,196	—
Interest receivable	446	446	—	446	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$140,634	$140,636	$40,233	$100,374	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	16,248	16,248	—	16,248	—
Payables to customers	115,343	115,343	—	115,343	—
Payables to brokers, dealers and clearing organizations	476	476	—	476	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$132,392	$132,392	$—	$132,392	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2025
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$30,058 [1]	$—		$30,058	$(30,058)	$—
Segregated securities borrowed	2,451 [1]	—		2,451	(2,384)	67

Securities borrowed	11,568	—		11,568	(11,325)	243
Securities purchased under agreements to resell	8,524	—		8,524	(8,524)	—
Financial instruments owned, at fair value
Options	72	—		72	(56)	16
Currency forward contracts	7	—		7	—	7
Total	$52,680	$—		$52,680	$(52,347)	$333

	(in millions)
Offsetting of financial liabilities
Securities loaned	$27,031	$—	$27,031	$(25,675)	$1,356
Securities sold under agreements to repurchase	894	—	894	(894)	—
Financial instruments sold, but not yet purchased, at fair value
Options	262	—	262	(56)	206
Currency forward contracts	7	—	7	—	7
Total	$28,194	$—	$28,194	$(26,625)	$1,569

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
		Amounts		Net Amounts	Amounts Not Offset
	Gross	Offset in the		Presented in	in the Condensed
	Amounts	Condensed		the Condensed	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$21,353 [1]	$—		$21,353	$(21,353)	$—

Securities borrowed	5,369	—		5,369	(5,159)	210
Securities purchased under agreements to resell	6,575	—		6,575	(6,575)	—
Financial instruments owned, at fair value
Options	84	—		84	(69)	15
Currency forward contracts	—	—		—	—	—
Total	$33,381	$—		$33,381	$(33,156)	$225

	(in millions)
Offsetting of financial liabilities
Securities loaned	$16,248	$—	$16,248	$(15,105)	$1,143
Financial instruments sold, but not yet purchased, at fair value
Options	96	—	96	(69)	27
Currency forward contracts	63	—	63	—	63
Total	$16,407	$—	$16,407	$(15,174)	$1,233

________________________

1.As of September 30, 2025 and December 31, 2024, the Company had $30.1 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.5 billion and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

2.The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of September 30, 2025 and December 31, 2024.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$26,899	$—	$—	$—	$26,899
Corporate bonds	132	—	—	—	132
Foreign government securities	—	—	—	—	0
Total securities loaned	$27,031	$—	$—	$—	$27,031

Securities sold under agreements to repurchase
U.S. government securities	894	—	—	—	894
Total	$27,925	$—	$—	$—	$27,925

	December 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,215	$—	$—	$—	$16,215
Corporate bonds	33	—	—	—	33
Total securities loaned	$16,248	$—	$—	$—	$16,248

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2025 and December 31, 2024, $77.6 billion and $64.4 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2025		December 31, 2024
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions	$191,634	$18,465	$134,407	$8,342
Securities purchased under agreements to resell transactions [1]	38,384	38,362	27,988	26,678
Customer margin assets	106,238	35,104	87,809	21,465
	$336,256	$91,931	$250,204	$56,485

________________________

1.As of September 30, 2025 and December 31, 2024, the Company had $30.1 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.5 billion and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are included in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2025 and December 31, 2024, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2025	2024

	(in millions)

Stocks	$60	$25
U.S. and foreign government securities	39	52
	$99	$77

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)

Geographic location [1]
United States	$362	$317	$1,075	$885
International	241	190	698	534
	$603	$507	$1,773	$1,419

Major types of services
Commissions	$537	$435	$1,567	$1,220
Market data fees [2]	20	18	59	53
Risk exposure fees [2]	14	26	59	69
Payments for order flow [2]	12	12	34	32
FDIC sweep fees [2]	10	7	27	20
Other [2]	10	9	27	25
	$603	$507	$1,773	$1,419

_____________________________

1.Based on the location of the subsidiaries in which the revenues are recorded.

2.Included in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $40 million and $31 million, as of September 30, 2025 and December 31, 2024, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of September 30, 2025 and December 31, 2024, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of September 30, 2025 and December 31, 2024, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9.  Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)

Principal transactions [1]	$76	$40	$161	$81
Gains (losses) from currency diversification strategy, net	4	25	19	3
Other, net	5	(9)	12	(46)
	$85	$56	$192	$38

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

10.  Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Included in “Employee compensation and benefits” expense in the condensed consolidated statements of comprehensive income was $6 million of plan contributions for each of the nine months ended September 30, 2025 and 2024.

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

2.Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the nine months ended September 30, 2025.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $90 million and $80 million for the nine months ended September 30, 2025 and 2024, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2025 are $21 million.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2024 [1]	15,332,675
Granted	—
Canceled	(123,655)
Distributed	(5,443,128)
Balance, September 30, 2025	9,765,892

_____________________________

1.Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the six months ended September 30, 2025.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through September 30, 2025, a total of 5,979,912 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

11.  Income Taxes

Income tax expense for the six months ended September 30, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the six months ended September 30, 2025 and 2024, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2025, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and, except for India, is no longer subject to non-U.S. income tax examinations for tax years before 2011.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2025, the weighted-average remaining lease term on these leases is approximately 5.0 years and the weighted-average discount rate used to measure the lease liabilities is approximately 3.92%. For the nine months ended September 30, 2025, right-of-use assets obtained under new operating leases were $18 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	September 30,	December 31,
	2025	2024

	(in millions)

Right-of-use assets [1]	$101	$102
Lease liabilities [1]	$116	$121

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)

Operating lease cost	$9	$9	$27	$26
Variable lease cost	1	1	5	4
Total lease cost	$10	$10	$32	$30

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

September 30, 2025
(in millions)
2025 (remaining)	$8
2026	33
2027	24
2028	19
2029	18
2030	13
Thereafter	12
Total undiscounted operating lease payments	127
Less: imputed interest	(11)
Present value of operating lease liabilities	$116

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

]

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, without leave to amend. On September 28, 2017, the plaintiff appealed to the United States Court of Appeals for the Second Circuit. On September 26, 2018, the Court of Appeals affirmed the dismissal of plaintiff’s claims of breach of contract and commercially unreasonable liquidation but remanded plaintiff’s claims for negligence back to the District Court. The Company’s motion to dismiss plaintiff’s subsequent amended complaint was denied on September 30, 2019. The Company’s answer and counterclaim were filed on July 26, 2022.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On August 25, 2023, the Court granted plaintiff’s motion for class certification, certifying a class that consists of IB LLC account holders who are U.S. residents (with some exclusions) who had positions liquidated during the period of December 18, 2013 to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision.

On August 15, 2025, the parties disclosed to the District Court that a settlement in principle had been reached. On October 31, 2025, the parties further informed the District Court that they anticipate filing a motion for preliminary approval of the class action settlement agreement by December 12, 2025.

Regulatory Matters

IB LLC identified a number of issues dating back to 2016 related to the Company’s compliance with sanctions regulations, predominantly concerning the facilitation of transactions in countries, or by entities, sanctioned by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. The Company made voluntary self-disclosures to OFAC, received additional inquiries from OFAC related to the Company’s sanctions compliance program, and cooperated with the investigation. On July 15, 2025, OFAC announced that IB LLC had settled the matter and agreed to pay OFAC a penalty of $11.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)

Total net revenues	$1,655	$1,365	$4,562	$3,798

Significant Expenses
Transaction based fees [1]	71	95	267	270
Non-transaction based fees [1]	21	21	62	62
Employee compensation [2]	145	133	430	398
Advertising [3]	27	16	74	47
Other expenses [4]	79	191	258	366
Total non-interest expenses	343	456	1,091	1,143
Income before income taxes	1,312	909	3,471	2,655
Income tax expense	126	75	315	217
Net income	$1,186	$834	$3,156	$2,438

Total Segment Assets	$200,222	$148,526	$200,222	$148,526
Total Depreciation and Amortization [5]	$15	$17	$45	$51

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)

Net revenues
United States	$1,186	$963	$3,182	$2,627
International	469	402	1,380	1,171
Total net revenues	$1,655	$1,365	$4,562	$3,798
Income before income taxes
United States	$1,032	$689	$2,668	$1,992
International	280	220	803	663
Total income before income taxes	$1,312	$909	$3,471	$2,655

15.  Regulatory Requirements

As of September 30, 2025, aggregate excess regulatory capital for all operating subsidiaries was $13.7 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2025.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$10,443	$1,628	$8,815
IBHK	1,553	592	961
IBIE	1,696	382	1,314
Other regulated operating subsidiaries	2,780	179	2,601
	$16,472	$2,781	$13,691

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2025, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

	September 30,	December 31,
	2025	2024

	(in millions)

Receivables from directors, officers and their affiliates	$19	$44
Payables to directors, officers, and their affiliates	$1,612	$1,320

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 26.3% of the membership interests of IBG LLC. The remaining approximately 73.7% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,405,584	1,250,737,416	1,696,143,000

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

As an electronic broker, we execute, clear and settle trades globally for both institutional and individual customers. Powered by our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically at a low cost, in multiple products and currencies from a single trading account. Our overnight trading facilities, available for an array of instruments, support our customers who trade across time zones. The ever-growing complexity of multiple market centers across diverse geographies provides us with ongoing opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since our inception in 1977, we have focused on developing proprietary software to automate broker-dealer functions. The proliferation of electronic exchanges and market centers has allowed us to integrate our software with an increasing number of trading venues – as well as with market data sources, securities lending platforms and regulatory reporting facilities – creating one automated platform that requires minimal human intervention.

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

Business Environment

During the quarter ended September 30, 2025 (“current quarter”), world equities markets continued their strong performance, with major equity indices rising in most regions. The U.S. market rose 8%, and Europe, the U.K. and Australia recorded single-digit gains, while Germany declined slightly. Markets in Canada, Japan, Hong Kong and China saw double-digit gains this quarter. Several central banks continued to cut their policy interest rates this quarter, including those in the U.S., the U.K., Canada, Australia and Hong Kong. Meanwhile, Japan, Europe and Switzerland kept rates unchanged.

The market continued to recover from concerns earlier this year about the potential imposition of global tariffs, with the S&P 500 up 34% by quarter end from its April lows. This quarter, the market again saw the dominance of a small number of technology stocks (the so-called ‘‘Magnificent 7’’), with those names driving more than half of the S&P 500’s return in the current quarter. More broadly, artificial intelligence (AI)-related stocks, including these seven, accounted for nearly three-quarters of the index’s return, underscoring AI’s prominent role as an investment theme. Demand for AI companies also helped spark a rebound in the initial public offering (IPO) market, as investors sought out more opportunities in new technology and AI firms.

The following summarizes the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equities volumes at most major trading venues rose in the current quarter as most major market indices rose, compared to the prior-year quarter. In the U.S., according to industry data, average daily volume in listed cash equities volume increased by 53% and in exchange-listed equity-based options by 25%, while futures volumes declined by 10%, compared to the prior-year quarter. Options trading volumes continue to rise with the growing popularity of shorter-dated options contracts. In futures markets, volumes decreased across most product segments, particularly in interest rate, equity index, foreign exchange and energy, as diminished geopolitical and economic uncertainty reduced hedging activity in those areas.

Various market cross-currents led to mixed results across our major product types. While our customers’ equities and options volumes were up 67% and 27%, respectively, futures and foreign exchange volumes were down 7% and 6%, respectively, compared to the prior-year quarter.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (“VIX®”), declined by 6%, from an average of 17.1 in the prior-year quarter to 16.0 in the current quarter, and remained below the elevated levels reached in 2020 and 2022. The less volatile environment reflected steady economic activity, increased confidence in the Federal Reserve’s easing trajectory, and reduced uncertainty surrounding global trade tariff policies.

In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. During the current quarter, the U.S. Federal Reserve cut the benchmark federal funds rate for the first time this year, lowering it by 25 basis points to a range of 4.00% to 4.25%. The U.S. Treasury yield curve remained inverted through the medium term, though less so than in prior quarters. As noted above, in several countries with developed financial markets, benchmark interest rates declined during the current quarter as central banks were inclined to focus more on growth than inflation.

Lower U.S. benchmark rates reduce the interest rate we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Lower medium-term rates, and uncertainty over future U.S. Federal Reserve rate policy, have led us to maintain a short duration portfolio, all of which matured within three months at September 30, 2025, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. Higher balances can mitigate the impact of rate reductions. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

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

Net interest income on margin loan balances increased 4% compared to the prior-year quarter, despite a 96 basis point decline in the U.S. federal funds rate and rate cuts in other countries. The net interest income increase reflected a 30% increase in margin loan balances and a 33% increase in segregated cash and securities balances driven by our growing customer base. Additionally, interest on securities lending increased due to higher activity during the quarter.

These factors contributed to a 21% rise in net interest income over the prior-year quarter, while our net interest margin declined from 2.37% in the prior-year quarter to 2.16% in the current quarter, predominantly from global interest rate cuts. See the “Results of Operations – Interest Income and Interest Expense” section below in this Item 2 for additional details.

Currency fluctuations. As a global electronic broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.25% compared to its value at June 30, 2025, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled ‘‘Quantitative and Qualitative Disclosures about Market Risk.’’

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $0.59 for the current quarter, compared to diluted earnings per share of $0.42 for the prior-year quarter. Adjusted diluted earnings per share were $0.57 for the current quarter and $0.40 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,655 million and income before income taxes was $1,312 million, compared to net revenues of $1,365 million and income before income taxes of $909 million in the prior-year quarter. Adjusted net revenues were $1,610 million and adjusted income before income taxes was $1,267 million, compared to adjusted net revenues of $1,327 million and adjusted income before income taxes of $871 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•Commission revenue increased 23% to $537 million on higher customer trading volumes. Customer trading volume in stocks and options increased 67% and 27%, respectively, while futures decreased 7%.

•Net interest income increased 21% to $967 million on stronger securities lending activity and higher average customer margin loans and customer credit balances.

•Other fees and services decreased 8% to $66 million, led by a decrease of $12 million in risk exposure fees, which was partially offset by a $3 million increase in FDIC sweep fees.

•Execution, clearing and distribution fees expenses decreased 21% to $92 million, driven by lower regulatory fees, as the SEC Section 31 transaction fee rate was reduced to zero on May 14, 2025, and greater capture of liquidity rebates from certain exchanges due to higher trading volumes in stocks and options.

•General and administrative expenses decreased 59% to $62 million, driven primarily by the non-recurrences of $88 million related to legal and regulatory matters and of $12 million related to the consolidation of our European subsidiaries; partially offset by an increase of $10 million in advertising expenses.

•Pretax profit margin was 79% for the current quarter compared to 67% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 79% compared to 66% in the prior-year quarter.

•Total equity as of September 30, 2025, was $19.5 billion.

In connection with our currency diversification strategy, as of September 30, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $33 million (compared to an increase of $178 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.25% compared to its value as of June 30, 2025. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (gain of $4 million) in the condensed consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $37 million) in the condensed consolidated statements of financial condition and the condensed consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2022	532,064		26,966		559,030
2023	483,015	(9%)	29,712	10%	512,727	(8%)
2024	661,666	37%	63,348	113%	725,014	41%

3Q2024	171,620		17,722		189,342
3Q2025	229,635	34%	30,659	73%	260,294	37%

2Q2025	220,215		28,372		248,587
3Q2025	229,635	4%	30,659	8%	260,294	5%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	908,415		207,138		330,035,586
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)
2024	1,344,855	32%	218,327	4%	307,489,711	22%

3Q2024	344,540		56,825		72,117,770
3Q2025	428,524	24%	52,233	(8%)	119,250,686	65%

2Q2025	393,051		64,271		96,450,620
3Q2025	428,524	9%	52,233	(19%)	119,250,686	24%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	873,914		203,933		325,368,714
2023	981,172	12%	206,073	1%	248,588,960	(24%)
2024	1,290,770	32%	214,864	4%	302,040,873	22%

3Q2024	330,173		56,078		70,751,412
3Q2025	418,389	27%	51,936	(7%)	118,307,826	67%

2Q2025	382,195		63,918		95,276,485
3Q2025	418,389	9%	51,936	(19%)	118,307,826	24%

_________________________

1.Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2022	34,501		3,205		4,666,872
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)
2024	54,085	37%	3,463	17%	5,448,838	31%

3Q2024	14,367		747		1,366,358
3Q2025	10,135	(29%)	297	(60%)	942,860	(31%)

2Q2025	10,856		353		1,174,135
3Q2025	10,135	(7%)	297	(16%)	942,860	(20%)

________________________

1.Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2025	3Q2024	% Change
Total Accounts (in thousands)	4,127	3,120	32%
Customer Equity (in billions) [1]	$757.5	$541.5	40%
Total Customer DARTs (in thousands) [2]	3,616	2,703	34%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.70	$2.83	(5%)
Cleared Avg. DARTs per Account (Annualized)	195	198	(2%)

Consecutive Quarters	3Q2025	2Q2025	% Change
Total Accounts (in thousands)	4,127	3,866	7%
Customer Equity (in billions) [1]	$757.5	$664.6	14%
Total Customer DARTs (in thousands) [2]	3,616	3,552	2%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.70	$2.65	2%
Cleared Avg. DARTs per Account (Annualized)	195	206	(5%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except share and per share amounts)

Revenues
Commissions	$537	$435	$1,567	$1,220
Other fees and services	66	72	206	199
Other income	85	56	192	38
Total non-interest income	688	563	1,965	1,457

Interest income	2,101	1,888	5,710	5,476
Interest expense	(1,134)	(1,086)	(3,113)	(3,135)
Total net interest income	967	802	2,597	2,341
Total net revenues	1,655	1,365	4,562	3,798

Non-interest expenses
Execution, clearing and distribution fees	92	116	329	332
Employee compensation and benefits	156	145	473	436
Occupancy, depreciation and amortization	24	26	72	77
Communications	11	9	32	29
General and administrative	62	153	185	255
Customer bad debt	(2)	7	-	14
Total non-interest expenses	343	456	1,091	1,143
Income before income taxes	1,312	909	3,471	2,655
Income tax expense	126	75	315	217
Net income	1,186	834	3,156	2,438
Less net income attributable to noncontrolling interests	923	650	2,456	1,900
Net income available for common stockholders	$263	$184	$700	$538

Earnings per share
Basic	$0.59	$0.42	$1.59	$1.25
Diluted	$0.59	$0.42	$1.58	$1.24

Weighted average common shares outstanding
Basic	444,060,813	435,031,964	439,434,716	431,410,388
Diluted	446,528,983	438,145,440	442,507,940	435,096,780

Comprehensive income
Net income available for common stockholders	$263	$184	$700	$538
Other comprehensive income
Cumulative translation adjustment, before income taxes	(10)	39	97	11
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(10)	39	97	11
Comprehensive income available for common stockholders	$253	$223	$797	$549

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$923	$650	$2,456	$1,900
Other comprehensive income - cumulative translation adjustment	(28)	114	278	30
Comprehensive income attributable to noncontrolling interests	$895	$764	$2,734	$1,930

Three Months Ended September 30, 2025 (“current quarter”) compared to the Three Months Ended September 30, 2024 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $290 million, or 21%, compared to the prior-year quarter, to $1,655 million. The increase in net revenues was due to higher net interest income, commissions and other income; partially offset by lower other fees and services.

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

Commissions, for the current quarter, increased $102 million, or 23%, compared to the prior-year quarter, to $537 million, driven by higher customer volume in stocks and options; partially offset by lower customer trading volumes in futures. Total customer stock share and options contract volumes increased 67% and 27%, respectively, while futures contract volume decreased 7%. Total DARTs for the current quarter increased 34% to 3.6 million, compared to 2.7 million for the prior-year quarter. Average commission per commissionable order for cleared customers decreased 5% to $2.70 for the current quarter compared to $2.83 for the prior-year quarter, due to lower average commissions per contract in stocks and options, primarily due to the SEC Section 31 transaction fee rate which was reduced to zero on May 14, 2025, and to greater capture of liquidity rebates, which, as pass-throughs, serve to lower both our commission revenues and our execution costs.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, decreased $6 million, or 8%, compared to the prior-year quarter, to $66 million, driven by a $12 million decrease in risk exposure fees as customers exhibited more cautious risk-taking behavior, partially offset by a $3 million increase in FDIC sweep fees and a $2 million increase in market data fees.

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

Other income, for the current quarter, increased $29 million, or 52% compared to the prior-year quarter, to $85 million. This increase was mainly due to $42 million related to our investing activities, partially offset by a $21 million lower gain related to our currency diversification strategy, which gained $4 million in the current quarter compared to a gain of $25 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $165 million, or 21%, compared to the prior-year quarter, to $967 million. The increase in net interest income was driven by stronger securities lending activity and higher average customer margin loans and customer credit balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $48 million compared to the prior-year quarter, driven by increases of $34.9 billion, $20.1 billion and $16.2 billion in average customer credit balances, segregated cash and securities, and margin loans, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 45%, to $9.0 billion, and average securities loaned balances increased 45%, to $20.7 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $117 million, or 731%, compared to the prior-year quarter, driven by a higher level of short sale activity and a significant rise in the notional value of the securities we lent. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $314 million in the current quarter, compared to $156 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Three Months Ended September 30,
	2025	2024

	(in millions)

Average interest-earning assets
Segregated cash and securities	$81,906	$61,813
Customer margin loans	70,805	54,647
Securities borrowed	9,037	6,241
Other interest-earning assets	16,037	11,678
FDIC sweeps [1,3]	5,962	4,330
	$183,747	$138,709

Average interest-bearing liabilities
Customer credit balances	$141,763	$106,865
Securities loaned	20,691	14,258
Other interest-bearing liabilities	361	1
	$162,815	$121,124

Net interest income
Segregated cash and securities, net	$786	$763
Customer margin loans [2]	821	787
Securities borrowed and loaned, net	133	16
Customer credit balances, net [2]	(945)	(936)
Other net interest income [1,3]	204	196
Net interest income [3]	$999	$826

Net interest margin ("NIM")	2.16%	2.37%

Annualized Yields
Segregated cash and securities	3.81%	4.91%
Customer margin loans	4.60%	5.73%
Customer credit balances	2.64%	3.48%

______________________________

1.Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

2.Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

3.Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the three months ended September 30, 2025 and 2024, $10 million and $7 million were reported in other fees and services, respectively; and $22 million and $17 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current quarter, decreased $113 million, or 25%, compared to the prior-year quarter, to $343 million, mainly due to a $91 million decrease in general and administrative expenses, a $24 million decrease in execution, clearing and distribution fees, and a $9 million decrease in customer bad debt expense; partially offset by an $11 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 21% for the current quarter and 33% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, decreased $24 million, or 21%, compared to the prior-year quarter, to $92 million, mainly driven by a $17 million decrease in regulatory fees as the SEC Section 31 transaction fee rate was reduced to zero on May 14, 2025, and by greater capture of liquidity rebates from certain exchanges on higher customer trading volumes in stocks and options; partially offset by a new FINRA Consolidated Audit Trail (“CAT”) fee, which was initiated in the fourth quarter of 2024. SEC and CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 6% for the current quarter and 8% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $11 million, or 8%, compared to the prior-year quarter, to $156 million, associated with a combination of staffing increases and inflation. The average number of employees increased 5% to 3,109 for the current quarter, compared to 2,960 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 9% for the current quarter and 11% for the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, decreased $2 million, or 8%, compared to the prior-year quarter, to $24 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 1% for the current quarter and 2% for the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $2 million, or 22%, compared to the prior-year quarter, to $11 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, decreased $91 million, or 59%, compared to the prior-year quarter, to $62 million, driven primarily by the non-recurrences of $88 million related to a legal settlement and of $12 million related to the consolidation of our European subsidiaries; partially offset by a $10 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current quarter and 11% for the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, decreased $9 million, compared to the prior-year quarter, driven by a net recovery of $2 million in the current quarter and the non-recurrence of customer losses during short periods of extreme market volatility in the prior-year quarter.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $51 million, or 68%, compared to the prior-year quarter, to $126 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and a higher income tax rate in a foreign jurisdiction following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.7% in the prior-year quarter to 26.2% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2025	2024

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$1,312	$909
Exclude IBG, Inc. stand-alone (income) loss before income taxes	-	1
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	2	-
Operating subsidiaries income before income taxes	$1,314	$910

Operating subsidiaries
Income before income taxes	$1,314	$910
Income tax expense	62	35
Net income available to members	$1,252	$875

IBG, Inc.
Average ownership percentage in IBG LLC	26.2%	25.7%
Net income available to IBG, Inc. from operating subsidiaries	$328	$225
IBG, Inc. stand-alone income (loss) before income taxes	-	(1)
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(1)	-
Income before income taxes	327	224
Income tax expense	64	40
Net income available to common stockholders	$263	$184

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$62	$35
Income tax expense attributable to IBG, Inc.	64	40
Consolidated income tax expense	$126	$75

______________________________

1.Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current quarter, increased $403 million, or 44%, compared to the prior-year quarter, to $1,312 million. Pretax profit margin was 79% for the current quarter and 67% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,610 million, up 21%; adjusted income before income taxes was $1,267 million, up 45%; and adjusted pre-tax profit margin was 79% for the current quarter compared to 66% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Nine Months Ended September 30, 2025 (“current nine-month period”) compared to the Nine Months Ended September 30, 2024 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $764 million, or 20%, compared to the prior-year nine-month period, to $4,562 million. The increase in net revenues was due to higher commissions, net interest income, other income, and other fees and services.

Commissions

Commissions, for the current nine-month period, increased $347 million, or 28%, compared to the prior-year nine-month period, to $1,567 million, driven by higher customer trading volumes across all product types. Total customer options and futures contract and stock share volumes increased 25%, 9% and 49%, respectively. Total DARTs for the current nine-month period increased 44% to 3.6 million, compared to 2.5 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, decreased 8% to $2.70, compared to $2.92 for the prior-year nine-month period, mainly due to greater capture of liquidity rebates passed through to customers.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $7 million, or 4%, compared to the prior-year nine-month period, to $206 million, driven by a $7 million increase in FDIC sweep fees due to higher customer balances, a $6 million increase in market data fees due to higher number of customers, and a $2 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes; partially offset by a $10 million decrease in risk exposure fees as customers exhibited more cautious risk-taking behavior.

Other Income

Other income, for the current nine-month period, increased $154 million, or 405%, compared to the prior-year nine-month period, to $192 million. This increase was mainly due to (1) $85 million related to our investing activities, (2) the non-recurrence of a loss of $48 million on positions taken over as a customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed; and (3) $16 million related to our currency diversification strategy, which gained $19 million in the current nine-month period compared to $3 million in the prior-year nine-month period.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $256 million, or 11%, compared to the prior-year nine-month period, to $2,597 million. The increase in net interest income was driven by stronger securities lending activity and higher average customer margin loans and customer credit balances, partially offset by lower benchmark interest rates. In the current nine-month period, net interest income includes a $26 million one-time credit related to recovery of taxes withheld at source.

Net interest income on customer balances, for the current nine-month period, increased $115 million compared to the prior-year nine-month period, driven by increases of $27.2 billion, $14.9 billion and $14.1 billion in average customer credit balances, segregated cash and securities, and margin loans, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current nine-month period.

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

In the current nine-month period, average securities borrowed balances increased 20%, to $7.0 billion, and average securities loaned balances increased 36%, to $18.0 billion, compared to the prior-year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current nine-month period, net interest earned from securities lending transactions increased $137 million, or 204%, compared to the prior-year nine-month period, driven by a higher level of short sale activity and a significant rise in the notional value of the securities we lent. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $751 million in the current nine-month period, compared to $517 million in the prior-year nine-month period. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Nine Months Ended September 30,
	2025	2024

	(in millions)

Average interest-earning assets
Segregated cash and securities	$75,934	$61,000
Customer margin loans	65,380	51,240
Securities borrowed	6,995	5,836
Other interest-earning assets	14,784	10,949
FDIC sweeps [1,4]	5,329	4,071
	$168,422	$133,096

Average interest-bearing liabilities
Customer credit balances	$130,262	$103,028
Securities loaned	18,007	13,227
Other interest-bearing liabilities	160	1
	$148,429	$116,256

Net interest income
Segregated cash and securities, net [2]	$2,205	$2,267
Customer margin loans [3]	2,305	2,220
Securities borrowed and loaned, net	204	67
Customer credit balances, net [3]	(2,619)	(2,711)
Other net interest income [1,4]	559	550
Net interest income [4]	$2,654	$2,393

Net interest margin ("NIM")	2.11%	2.40%

Annualized Yields
Segregated cash and securities	3.88%	4.96%
Customer margin loans	4.71%	5.79%
Customer credit balances	2.69%	3.51%

______________________________

1.Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.

2.Net interest income on “Segregated cash and securities, net” for the nine months ended September 30, 2025, excludes $26 million of interest income, recorded in the condensed consolidated statements of comprehensive income, related to taxes withheld at source in prior periods, which were determined to be fully refundable.

3.Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).

4.Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2025 and 2024, $27 million and $20 million were reported in other fees and services, respectively; and $56 million and $32 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current nine-month period, decreased $52 million, or 5%, compared to the prior-year nine-month period, to $1,091 million, mainly due to a $70 million decrease in general and administrative expenses, a $14 million decrease in customer bad debt expense, a $5 million decrease in occupancy, depreciation and amortization expense, and a $3 million decrease in execution, clearing and distribution fees; partially offset by a $37 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 24% for the current nine-month period and 30% for the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, decreased $3 million, or 1%, compared to the prior-year nine-month period, to $329 million, mainly driven by greater capture of liquidity rebates from certain exchanges due to higher trading volumes in stocks and options; mostly offset by higher clearing and regulatory fees due to higher trading volumes and also due to a new FINRA CAT fee, which was initiated in the fourth quarter of 2024. CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for the current nine-month period and 9% for the prior-year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $37 million, or 8%, compared to the prior-year nine-month period, to $473 million associated with a combination of staffing increases, inflation, and a $7 million increase in U.S. Social Security and Medicare and other social insurance taxes driven by the annual vesting of the Company’s Stock Incentive Plan units at a higher stock price than in the prior year. The average number of employees increased 4% to 3,061 for the current nine-month period, compared to 2,951 for the prior-year nine-month period. As we continue to grow, our focus on automation has allowed us to maintain a relatively small staff. As a percentage of total net revenues, employee compensation and benefits expenses were 10% for the current nine-month period and 11% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, decreased $5 million, or 6%, compared to the prior-year nine-month period, to $72 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current nine-month period and the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period increased $3 million, or 10%, compared to the prior-year nine-month period, to $32 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and the prior-year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, decreased $70 million, or 27%, compared to the prior-year nine-month period, to $185 million, primarily due to the non-recurrences of $88 million related to a legal settlement and of $12 million related to the consolidation of our European subsidiaries; partially offset by a $27 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current nine-month period and 7% for the prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, decreased $14 million, compared to the prior-year nine-month period, to less than $1 million, mainly driven by the non-recurrence of customer losses during short periods of extreme market volatility in the prior-year nine-month period.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, increased $98 million, or 45%, compared to the prior-year nine-month period, to $315 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and a higher income tax rate in a foreign jurisdiction following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.6% in the prior-year nine-month period to 26.0% in the current nine-month period.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2025	2024

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$3,471	$2,655
Exclude IBG, Inc. stand-alone (income) loss before income taxes	-	2
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	14	4
Operating subsidiaries income before income taxes	$3,485	$2,661

Operating subsidiaries
Income before income taxes	$3,485	$2,661
Income tax expense	154	105
Net income available to members	$3,331	$2,556

IBG, Inc.
Average ownership percentage in IBG LLC	26.0%	25.6%
Net income available to IBG, Inc. from operating subsidiaries	$865	$652
IBG, Inc. stand-alone income (loss) before income taxes	-	(1)
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(4)	(1)
Income before income taxes	861	650
Income tax expense	161	112
Net income available to common stockholders	$700	$538

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$154	$105
Income tax expense attributable to IBG, Inc.	161	112
Consolidated income tax expense	$315	$217

______________________________

1.Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of shares from the amended 2007 Stock Incentive Plan and shares held for distribution to eligible customers participating in one or more promotions.

1

Operating Results

Income before income taxes, for the current nine-month period, increased $816 million, or 31%, compared to the prior-year nine-month period, to $3,471 million. Pretax profit margin was 76% for the current nine-month period and 70% for the prior-year nine-month period.

Comparing our operating results for the current nine-month period to the prior-year nine-month period using non-GAAP financial measures, adjusted net revenues were $4,486 million, up 17%; adjusted income before income taxes was $3,395 million, up 26%; and adjusted pre-tax profit margin was 76% for the current nine-month period compared to 70% for the prior-year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

Mark-to-market on investments represents the net mark-to-market gains (losses) on investments in equity securities that do not qualify for equity method accounting, which are measured at fair value; on our U.S. government and municipal securities portfolios, which are typically held to maturity; and on certain other investments, including equity securities taken over by the Company from customers as a customer accommodation due to a technical issue at the New York Stock Exchange on the morning of June 3, 2024, as previously disclosed. In the event an investment is sold prior to maturity, accumulated gains (losses) are realized and previously accumulated non-GAAP adjustments are reversed in the period of sale.

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

__________________________

1.Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Adjusted net revenues (in millions)
Net revenues - GAAP	$1,655	$1,365	$4,562	$3,798
Non-GAAP adjustments
Currency diversification strategy, net	(4)	(25)	(19)	(3)
Mark-to-market on investments	(41)	(13)	(57)	38
Total non-GAAP adjustments	(45)	(38)	(76)	35
Adjusted net revenues	$1,610	$1,327	$4,486	$3,833

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$1,312	$909	$3,471	$2,655
Non-GAAP adjustments
Currency diversification strategy, net	(4)	(25)	(19)	(3)
Mark-to-market on investments	(41)	(13)	(57)	38
Total non-GAAP adjustments	(45)	(38)	(76)	35
Adjusted income before income taxes	$1,267	$871	$3,395	$2,690

Adjusted pre-tax profit margin	79%	66%	76%	70%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$263	$184	$700	$538
Non-GAAP adjustments
Currency diversification strategy, net	(1)	(6)	(5)	(1)
Mark-to-market on investments	(11)	(3)	(15)	10
Income tax effect of above adjustments [1]	3	2	5	(2)
Total non-GAAP adjustments	(9)	(8)	(15)	7
Adjusted net income available for common stockholders	$253	$176	$684	$545

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$0.59	$0.42	$1.58	$1.24
Non-GAAP adjustments
Currency diversification strategy, net	(0.00)	(0.01)	(0.01)	(0.00)
Mark-to-market on investments	(0.02)	(0.01)	(0.03)	0.02
Income tax effect of above adjustments [1]	0.01	0.01	0.02	(0.00)
Total non-GAAP adjustments	(0.02)	(0.02)	(0.03)	0.02
Adjusted diluted EPS	$0.57	$0.40	$1.55	$1.25

Diluted weighted average common shares outstanding	446,528,983	438,145,440	442,507,940	435,096,780

Note: Amounts may not add due to rounding.

______________________________

1.The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of September 30, 2025, total assets were $200.2 billion of which $198.7 billion, or 99.2%, were considered liquid.

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

As of September 30, 2025, liability balances in connection with securities loaned and payables to customers were higher than their average monthly balances during the current quarter. Short-term borrowing balance was lower than its average monthly balance during the current quarter.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of September 30, 2025, were $2,073 million ($1,513 million as of December 31, 2024). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2025, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 22% to $19.5 billion as of September 30, 2025, from $16.0 billion as of September 30, 2024. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Net cash provided by operating activities	$14,202	$6,886
Net cash used in investing activities	(112)	(62)
Net cash used in financing activities	(786)	(647)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	375	41
Increase in cash, cash equivalents, and restricted cash	$13,679	$6,218

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $13,679 million to $53.9 billion for the nine months ended September 30, 2025.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $14.2 billion in net cash from operating activities mainly driven by customer credit balances and securities loaned which increased $34.1 billion and $10.8 billion, respectively; partially offset by receivables from customers, securities segregated for regulatory purposes and securities borrowed, which increased by $13.2 billion, $10.8 billion, and $6.2 billion, respectively.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $112 million in our investing activities primarily for purchases of property, equipment, and intangible assets and other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $786 million in our financing activities, primarily for distributions to noncontrolling interests, dividends paid to common stockholders and payments made to Holdings under the Tax Receivable Agreement.

Nine months Ended September 30, 2024: For a discussion of changes in cash flows for the nine months ended September 30, 2024 refer to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024.

Regulatory Capital Requirements

As of September 30, 2025, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were $45 million and $34 million for the nine months ended September 30, 2025 and 2024, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of September 30, 2025, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Strategic Investments and Acquisitions

We regularly evaluate potential strategic investments and acquisitions. We hold strategic investments in certain electronic trading exchanges, including BOX Options Exchange, LLC and Miami International Holdings Inc. We also hold strategic investments in certain businesses, including Zero Hash Holdings Ltd. (a crypto-service provider) and Next Securities Corporation (a South Korea-based securities company).

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

As of September 30, 2025, there were no definitive agreements with respect to any material acquisition.

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

The U.S. dollar value of the GLOBAL increased 0.46% as of September 30, 2025 compared to September 30, 2024. As of September 30, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2024				As of 9/30/2025
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.4%	$12,060	1.0000	0.720	75.0%	$14,612	-0.3%
EUR	0.09	1.1135	0.100	10.5%	1,679	1.1734	0.106	11.0%	2,143	0.5%
JPY	3.91	0.0070	0.027	2.8%	456	0.0068	0.026	2.8%	537	-0.1%
GBP	0.02	1.3376	0.027	2.8%	448	1.3445	0.027	2.8%	546	0.0%
CHF	0.02	1.1826	0.024	2.5%	396	1.2556	0.025	2.6%	510	0.1%
CNH	0.13	0.1427	0.019	1.9%	311	0.1403	0.018	1.9%	370	0.0%
INR	1.10	0.0119	0.013	1.4%	220	0.0113	0.012	1.3%	251	-0.1%
CAD	0.02	0.7394	0.011	1.2%	186	0.7184	0.011	1.1%	219	0.0%
AUD	0.02	0.6913	0.010	1.1%	174	0.6613	0.010	1.0%	201	-0.1%
HKD	0.04	0.1287	0.005	0.5%	75	0.1285	0.004	0.5%	91	0.0%
			0.955	100.0%	$16,005		0.960	100.0%	$19,480	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2025.

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

Based on customer balances and investments outstanding as of September 30, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by $77 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $33 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of September 30, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by $77 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $35 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2025, we had $77.6 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Amended Exchange Agreement, which was filed on Exhibit 10.1 to the Quarterly Report on Form 10-Q for Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015. At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares, 1.440 billion shares on a post-split basis, of authorized common stock were reserved for future sales and redemptions.

On an annual basis, each holder of a membership interest may request that some or all of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2025 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 30, 2025, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 3,836,000 shares of common stock (with a fair value of $254 million) in exchange for an equivalent number of shares of member interest in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b-51(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date	Purchase or Sale	Aggregate Number of IBKR shares to be Sold
Thomas Peterffy	Chairman of the Board of Directors	Adoption	July 30, 2025	February 8, 2026 [1]	Sale	6,064,728 [2]

________________________

1.Or upon the earlier completion of all authorized transactions under the plan.

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
3.1

Second Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2025 filed by the Company on August 6, 2025).**

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

10.4

Tax Receivable Agreement by and between Interactive Brokers Group, Inc. and IBG Holdings LLC (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**

10.5

Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2025 filed by the Company on August 6, 2025).**+

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

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: November 5, 2025