Form 10-K
period 2025-12-31
Interactive Brokers Group, Inc.
filed 2026-02-27
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $23,755,862,670 computed by reference to the $55.41 closing sale price of the common stock on the Nasdaq Global Select Market, on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 23, 2026, there were 445,439,458 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 400 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
increased industry competition and downward pressures on brokerage commissions and on bid/offer spreads in the remaining market making business we operate;
•
risks inherent to the brokerage and market making businesses;
•
implied versus actual price volatility levels of the products in which we continue to make markets;
•
the general level of interest rates;
•
failure to protect or enforce our intellectual property rights in our proprietary technology;
•
our ability to keep up with rapid technological change;
•
system failures, cyber security threats and other disruptions;
•
non-performance of third-party vendors;
•
conflicts of interest and other risks due to our ownership and holding company structure;
•
the loss of key executives and failure to recruit and retain qualified personnel;
•
the risks associated with the expansion of our business;
•
our possible inability to integrate any businesses we acquire;
•
the impact of accounting standards issued but not yet adopted;
•
compliance with laws and regulations, including those relating to the securities industry;
•
the impact of a public health emergency; and
•
other factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K or elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Interactive Brokers Group, Inc. (“IBG, Inc.” or the “Company”) is an automated global broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 170 electronic exchanges and market centers in 40 countries and 29 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), we conduct our business primarily from our headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, we conduct our business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, Dubai, India, China (Hong Kong and Shanghai), Japan, Singapore and Australia. As of December 31, 2025, we had 3,182 employees worldwide.

IBG, Inc. is a holding company whose primary asset is the ownership of approximately 26.3% of the membership interests of IBG LLC, the current holding company for our businesses. IBG, Inc. is the sole managing member of IBG LLC.

When we use the terms “we,” “us,” “our,” and “IBKR,” we mean IBG, Inc. and its subsidiaries (including IBG LLC). Unless otherwise indicated, the terms “common stock” and “IBKR shares” refer to the Class A common stock of IBG, Inc.

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock in the form of a stock dividend. This was executed by the filing of an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s Board of Directors and the Company’s majority stockholder on April 14, 2025 and on April 22, 2025, respectively, that, among other things (i) increased the Company’s authorized shares of Class A common stock to 4,000,000,000 shares from 1,000,000,000 shares and (ii) increased the Company’s authorized shares of Class B Common Stock to 1,000 shares from 100 shares to accommodate the stock split. Each holder of record of common stock as of the close of market on June 16, 2025, received three additional shares of common stock. All prior period shares, per share amounts and stock incentive awards presented herein have been retroactively adjusted to reflect the stock split.

We trace our roots to the market making business founded by our Chairman, Mr. Thomas Peterffy, on the floor of the American Stock Exchange in 1977. Since our inception, we have focused on developing proprietary software to automate broker-dealer functions. We have been a pioneer in developing and applying technology as a financial intermediary to increase liquidity and transparency in the capital markets in which we operate. The proliferation of electronic exchanges and market centers has allowed us to integrate our software with an increasing number of trading venues, creating automatically functioning, computerized platforms that require minimal human intervention. Nearly five decades of developing our automated trading platforms and automating many middle- and back-office functions have allowed us to become one of the lowest cost providers of broker-dealer services and to significantly increase the volume of trades we handle.

On August 28, 2025, we joined the S&P 500 Index. Our inclusion in the S&P 500 represents a significant milestone in recognition of our financial performance, sustained profitability, market capitalization, technology-driven business model, consistent growth in client accounts and assets, and our position as a leading global automated brokerage platform serving individual and institutional customers worldwide. Our addition to the S&P 500 has resulted in increased ownership by index funds and exchange-traded funds that track the index, broadening our institutional investor base and enhancing the liquidity and trading depth of our common stock.

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

Our primary assets are our ownership of approximately 26.3% of the membership interests of IBG LLC, the current holding company for our businesses, and our controlling interest and related contractual rights as the sole managing member of IBG LLC. The remaining approximately 73.7% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned directly and indirectly by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The IBG LLC membership interests held by Holdings will be subject to purchase by us over time in connection with offerings by us of shares of our common stock.

The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,612,825	1,250,737,416	1,696,350,241

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the exchange agreement among us, IBG LLC, Holdings and the historical members of IBG LLC, (the “Exchange Agreement”), a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed with the SEC on November 9, 2009. The Exchange Agreement, as amended June 6, 2012, provides that the Company may facilitate the redemption by Holdings of interests held by its members through the issuance of shares of common stock through a public offering or directly to Holdings in exchange for the interests in IBG LLC being sold by Holdings. The common stock received from the Company is either distributed by Holdings to certain members in redemption of their Holdings interests or sold on behalf of such members in open market transactions, with the proceeds of such sales distributed by Holdings to certain members in redemption of their Holdings interests. From 2011 through 2025, the Company issued 165,613,780 shares of common stock (with a fair value of $2.2 billion) to Holdings in exchange for an equivalent number of shares of member interests in IBG LLC.

Nature of Operations

As an automated broker, we execute, clear and settle trades globally for both institutional and individual customers. Capitalizing on our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically in these markets at a low cost in multiple products and currencies from a single unified platform. We offer our customers access to all tradable classes of primarily exchange-listed products, including stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals, cryptocurrencies, and forecast contracts traded on more than 170 electronic exchanges and market centers in 40 countries and in 29 currencies around the world. The ever-growing complexity of multiple market centers has provided us with opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

Since the launching of our electronic brokerage business in 1993, we have grown to approximately 4.4 million institutional and individual brokerage customers. We provide our customers with what we believe to be one of the most effective and efficient automated brokerage platforms in the industry.

We are able to provide our customers with high-speed trade execution at low commission rates, in large part because of our proprietary technology. As a result of our advanced automated brokerage platform, we are especially attractive to sophisticated and active investors.

Our customers can choose the following trading platforms to match their trading style and expertise:

•
IBKR Trader WorkstationSM (TWS) – TWS is our flagship desktop trading platform, designed for seasoned, active traders who trade multiple products and require power and flexibility. The TWS Mosaic interface provides intuitive out-of-the-box usability with quick and easy access to comprehensive trading, order management, chart, watchlist and portfolio tools all in a single, customizable workspace.
•
IBKR Desktop – The IBKR Desktop trading platform was built from the ground up using leading edge technology and a fresh user interface design. This platform provides a clean, intuitive experience, making it easy for traders of all levels to navigate. It delivers the core functionalities of TWS while offering a highly customizable trading experience with a broad array of tools for technical and fundamental analysis, sophisticated charting capabilities and advanced order types, including conditional and algorithmic orders.
•
IBKR Mobile – The IBKR Mobile app provides experienced traders powerful trading tools and the same market-moving information as our desktop TWS trading platform. Our mobile app provides the functionality needed to trade and manage accounts from anywhere.
•
IBKR Client Portal – The IBKR Client Portal is an easy-to-use web-based platform that requires no downloads. It gives customers access to every resource they need to view, trade and manage their account all with a single login.
•
IBKR GlobalTrader – IBKR GlobalTrader is a streamlined mobile app designed for investors who want an easy yet powerful way to trade around the world. With version 2.0, customers gain access to smarter tools, faster execution, and expanded features that make global investing simpler than ever. Deposit in local currency and trade stocks at 90+ exchanges and options at 30+ market centers around the world. Customers can also trade select U.S. stocks and ETFs around the clock.
•
IBKR APIs – For our more sophisticated customers, IBKR APIs allows them to build custom trading applications and automate any part of the trading process to their specifications. We offer APIs for every experience level from our easy-to-use Excel API to our institutional grade FIX API.

Our key product offerings include:

•
IBKR ProSM is the core IBKR service designed for sophisticated investors. IBKR ProSM offers the lowest cost access to stocks, options, futures, forex, bonds, mutual funds, ETFs, precious metals and cryptocurrencies from a single unified platform with no added spreads, ticket charges, account minimums or platform fees.
•
IBKR LiteSM provides unlimited commission-free trades on U.S. exchange-listed stocks and ETFs and low-cost access to global markets without required account minimums or platform fees to participating U.S. customers. IBKR LiteSM was designed to meet the needs of investors who are seeking a simple, commission-free way to trade U.S. exchange-listed stocks and ETFs and do not wish to consider our efforts to obtain greater price improvement through our IB SmartRoutingSM system.
•
IBKR Universal AccountSM – From a single point of entry in their IBKR Universal1 AccountSM, our customers are able to transact in 29 currencies, across multiple classes of tradable, primarily exchange-listed products traded on more than 170 electronic exchanges and market centers in 40 countries around the world seamlessly. Our offering features a suite of cash management services, including:
•
Request for Payment Service – Through this banking service, U.S. customers can make instant deposits, 24 hours a day, from their mobile banking app or other bank portal to fund their brokerage account with us. Funds deposited via Request for Payment are immediately available for trading. The service is available to customers with accounts at several major U.S. banks and, over time, other banks will be added.
•
Non-U.S. Dollar Currency Deposits – We support a host of deposit types using local payment systems outside the U.S. to facilitate convenient account funding for non-U.S. customers.
•
Direct Deposit and Mobile Check Deposit – Our Direct Deposit program allows customers to automatically deposit paychecks, pension distributions and other recurring payments to their (non-retirement) brokerage account with us. In addition, U.S. customers can use our Mobile Check Deposit to directly deposit checks drawn on a U.S. bank.
•
Insured Bank Deposit Sweep Program – Our Insured Bank Deposit Sweep Program provides eligible customers with up to $5,000,000 of Federal Deposit Insurance Corporation (“FDIC”) insurance on their eligible cash balances ($10,000,000 for joint accounts) in addition to the existing $250,000 Securities Investor Protection Corporation (“SIPC”) coverage for total coverage of $5,250,000 ($10,250,000 for joint accounts). Customers continue earning the same competitive interest rates currently applied to cash held in their brokerage accounts with us. We sweep each participating customer’s eligible cash balances daily to one or more banks, up to $246,500 per bank, allowing for the accrual of interest and keeping within the FDIC protected threshold. Cash balances above $5,250,000 ($10,250,000 for joint accounts) remain subject to safeguarding under the SEC's Customer Protection Rule 15c3-3.
•
Investors’ MarketplaceSM – The Investors’ MarketplaceSM is an electronic marketplace that brings together individual investors, financial advisors, money managers, fund managers, research analysts, technology providers, business developers and administrators, allowing them to interact to form connections and conduct business.
•
Mutual Fund Marketplace – The Mutual Fund Marketplace offers our customers access to more than 50,000 mutual funds worldwide, including more than 20,000 no-transaction-fee funds from more than 500 fund families.
•
Bond Marketplace – The Bond Marketplace allows customers to search for the best yields from a vast universe of over one million bonds from issuers in the Americas, Europe and Asia/Pacific. We provide direct market access at a low cost to a wide array of corporate, government and municipal securities. Our customers obtain competitive bids and offers with low, transparent commissions and no hidden mark-ups.
•
Cryptocurrency – Customers of Interactive Brokers LLC, including both individuals and advisors, can trade Bitcoin (BTC), Ethereum (ETH), Litecoin (LTC), Bitcoin Cash (BCH) and more2 through Paxos Trust Company or Zero Hash LLC, which execute, clear and custody the cryptocurrencies, alongside other asset classes on a single unified platform. In Hong Kong, customers can trade and hold BTC and ETH in their account with Interactive Brokers Hong Kong Limited (“IBHK”). Customers of Interactive Brokers (U.K.) Limited can trade BTC, ETH, LTC, and BCH through Paxos Trust Company.

1 U.S. regulations require securities and commodities activities to be conducted in separate accounts. Universal AccountSM refers to the consolidation of these accounts for display purposes only, enabling customers the ability to use a single platform to conduct trading activity and view consolidated activity and position information for all products and services offered.

2 See https://www.interactivebrokers.com/lib/cstools/faq/#/content/182856890 for more information on the availability of cryptocurrencies for trading through our platform.

•
Forecast and Event Contracts – IBKR ForecastTraderSM is our web-based platform for trading forecast contracts from ForecastEx LLC (“ForecastEx”), a registered exchange with the Commodity Futures Trading Commission (“CFTC”) and our wholly-owned subsidiary, as well as event contracts on select CME futures markets. IBKR ForecastTraderSM allows customers to trade their opinion on a specific question with a “yes” or “no” outcome nearly 24 hours a day, Sunday through Friday, while earning an interest-like incentive coupon based on the daily closing price of each contract.
•
Fractional Trading – Fractional Trading allows customers to buy and sell any eligible U.S., Canadian, or European stocks (or ETFs, where available), using either a specified cash amount or fractional shares, which are stock units that amount to less than one full share. With fractional shares, there is no minimum for European shares and customers can invest in U.S. shares with as little as $1.00. This functionality allows customers to experiment with trading and investing without committing substantial sums of money and learn about building and rebalancing diversified portfolios.
•
Precious Metals
•
U.S. Spot Gold – Customers can trade U.S. Spot Gold alongside other asset classes from a single unified platform. In addition, our customers have access to efficient pricing in quantities as small as one ounce and can request physical delivery of their U.S. Spot Gold position.
•
London Unallocated Gold/Silver – Customers in Europe and the United Kingdom (“U.K.”) can gain exposure to gold and silver through our unallocated metals contracts.
•
No Transaction Fee Program for Exchange-Traded Funds – We offer a no transaction fee program for ETFs that reimburses IBKR ProSM customers and eligible non-U.S. customers for commissions paid on ETF shares held for at least 30 days.
•
Overnight Trading Hours – Customers can trade over 10,000 U.S. stocks and ETFs, U.S. Equity Index futures and options, U.S. Treasurys, global corporate bonds, European government bonds, U.K. gilts, and Korean Stock Exchange (KSE) futures and options nearly 24 hours a day, five days a week, enabling them to react immediately to market-moving news and conveniently trade at almost any time. It also provides customers in Asia with access to the U.S. Equity markets during their trading day.
•
Karta Visa Infinite Charge Card – A premium U.S. charge card designed for our customers who operate across borders and markets. The card seamlessly links to our customer’s account for monthly payments and gives our customers instant access to their cash anywhere in the world with no foreign transaction fees.

For all customers, our platform offers:

•
Low Costs – We provide our customers with among the industry’s lowest overall transaction costs in two ways. First, we offer among the lowest execution, commission and financing costs in the industry. Second, our IBKR ProSM customers benefit from our advanced routing of orders designed to achieve the best available trade price. In addition, customers earn interest on their uninvested cash balances above $10,000 (or the equivalent in foreign currency).
•
IB SmartRoutingSM – IB SmartRoutingSM retains control of the customer’s order, continuously searches for the best available price and, unlike most other routers, dynamically routes and re-routes all or parts of a customer’s order to achieve optimal execution and among the lowest execution and commission costs in the industry. We offer Transaction Cost Analysis reporting to allow customers to track execution performance using multiple criteria. Our IBKR ProSM customers benefit from our advanced order routing technology for all trades, while our IBKR LiteSM customers benefit from this technology for their trades in products not eligible for IBKR LiteSM.
•
Automated Risk Controls – Throughout the trading day, we calculate margin requirements for each of our customers on a real-time basis across all product classes and across all currencies. Our customers are alerted to approaching margin violations and if a customer’s equity falls below what is required to support that customer’s margin, we attempt to automatically liquidate positions to bring the customer’s account into margin compliance. This is done to protect us, as well as the customer, from excessive losses.
•
Flexible and Customizable System – Our platform is designed to provide an efficient customer experience, beginning with a highly automated account opening process and continuing through fast trade execution and reporting. Our sophisticated interface provides interactive real-time views of account balances, positions, profits or losses, buying power and “what-if” scenarios to enable our customers to more easily make informed investment decisions and trade effectively. Our system is configured to remember the user’s preferences and is specifically designed for multi-screen systems. When away from their main workstations, customers can conveniently access their accounts through our IBKR Mobile platforms.

•
Securities Financing Services – We offer a suite of automated Stock Borrow and Lending tools, including our depth of availability, transparent rates, global reach and dedicated service representatives. In addition, our Stock Yield Enhancement Program allows our customers to lend their fully-paid stock shares to us in exchange for cash or U.S. Treasury securities collateral. In turn, we lend these stocks in exchange for collateral and earn stock lending fees. We pay our customers interest on the collateral value generally equal to 50% of a market-based rate for lending the shares. This allows customers holding fully-paid long stock positions to enhance their returns.
•
Global Outsourced Trading Desk – We offer broker-assisted trading through our Global Outsourced Trading Desk. The desk helps traders execute large or complex orders and monitors trades when customers are unable to do so. The desk sources liquidity, brings SPX market color from the exchange trading pit, offers price discovery services, and helps customers calibrate and execute complex algorithmic trading strategies.
•
Automated Currency Conversions – Customers can execute trades in any of our supported currencies, even if they do not have the corresponding cash balance in that currency, and can elect us to automatically perform the necessary forex transaction to settle the trade.
•
Recurring Investments – Customers can use our Recurring Investments tool to setup and execute a predetermined investment strategy by automatically investing funds on a recurring schedule. Customers can create recurring investments for almost any U.S., Canadian or European stock or ETF.
•
Dividend Reinvestments – Customers can reinvest cash dividends into additional full or fractional shares of U.S. and Canadian shares of stock held in their account.
•
IBKR Campus – IBKR Campus helps customers learn about the markets, products, and tools available through our platforms. IBKR Campus offers self-directed courses at the Traders’ Academy; live and recorded webinars; our Traders’ Insight market commentary blog; IBKR Podcasts, a podcast series featuring interviews with financial industry thought leaders; the IBKR Quant Blog; IBKR-API, the source for all IBKR API documentation; and the Student Trading Lab, which allows educators to bring real-world trading experiences to their classroom. In addition, we provide content to Coursera, an online provider of learning content, for a certificate program called Practical Guide to Trading.
•
IBKR InvestMentorSM – IBKR InvestMentor is a new mobile microlearning app developed by our wholly-owned subsidiary, Interactive Academy LLC. IBKR InvestMentor is a fun and engaging way to learn about investing and personal finance. Designed for users at any stage of their financial journey, the app offers a clear and interactive path to understanding key financial concepts.

Promotional offerings include:

•
IBKR Refer a Friend Program – Under the Refer a Friend program, we encourage existing customers to refer friends and family to IBKR. The referring customer can earn a flat fee payment of $200 while the new customer can receive up to $1,000 in IBKR stock. The specific program details and eligibility requirements are described on our website.

Analytical offerings on our platform include:

•
IBKR GlobalAnalystSM – IBKR GlobalAnalystSM is designed for investors who are interested in new opportunities to diversify their portfolio and in discovering undervalued companies that may have greater growth potential. The tool’s World Map Screener lets customers easily find stocks that match their strategies from across a universe of over 70,000 stocks worldwide, while the World Data Screener lets customers compare the relative value of global stocks in the same currency and find new opportunities.
•
Investment Themes – Investment Themes is an intuitive discovery tool that helps investors transform market trends into actionable trade ideas. Integrated across IBKR's powerful trading platforms, Investment Themes streamlines research by linking companies, products, competitors, and regions across the entire S&P 1500 universe.
•
Connections – Connections gives investors a 360° view of the investment landscape surrounding any given stock. Customers can explore companies, thematic trends, forecast contracts, and sector-aligned ETF's, as well as tradable instruments like futures, options and bonds. Customers can also explore strategies tied to key economic indicators such as housing data and interest rates, to identify opportunities or hedge exposure.
•
PortfolioAnalyst® – Our PortfolioAnalyst® reporting tool allows customers to consolidate, track and analyze their portfolios, offering multi-custody solutions, advanced reporting, global support, benchmarks, risk metrics, GIPS® verified returns and powerful on-the-go analytics. PortfolioAnalyst® includes Allocation Goals, Retirement Planning, Tax Planning and Budgeting tools, and provides U.S.-based advisors with an AI Commentary Generator designed to help advisors with customer portfolio performance reporting, market updates and ticker-specific news.

•
IB Risk NavigatorSM – We offer to all customers our real-time market risk management platform that unifies exposure across multiple asset classes around the globe. The system is capable of identifying overexposure to risk by starting at the portfolio level and drilling down into successively greater detail within multiple report views. Report data is updated every ten seconds or upon changes to portfolio composition. Predefined reports allow the summarization of a portfolio from different risk perspectives, providing views of Exposure, Value at Risk (“VaR”), Delta, Gamma, Vega and Theta, profit and loss, and position quantity measures. The system also offers customers the ability to modify positions through “what-if” scenarios that show hypothetical changes to the risk profile.
•
Portfolio Builder – Portfolio Builder supports our customers in setting up an investment strategy based on research and rankings from top buy-side providers and fundamental data; use filters to define the universe of equities that will comprise their strategy and back-test their strategy using up to three years of historical performance; work in hypothetical mode to adjust the strategy until the historical performance meets their standards; and with the click of a button let the system create the orders to invest in a strategy and track its performance in their portfolio.
•
Securities Lending Dashboard – The Securities Lending Dashboard is designed to help customers assess the short-selling activity for specific securities and inform trading decisions. The dashboard allows sophisticated individual and institutional investors, including hedge funds, to view an expanded universe of securities lending data across key metrics. The Securities Lending Dashboard complements IBKR’s Securities Loan and Borrow system, which is a fully automated and actionable self-service utility that lets customers search for availability of shortable securities from within IBKR trading platforms at no cost.
•
Interactive AnalyticsSM and IB Option AnalyticsSM – We offer our customers state-of-the-art tools, which include a customizable trading platform, advanced analytic tools and over 100 sophisticated order types and algorithms. We also provide a real-time option analytics window that displays values reflecting the rate of change of an option’s price with respect to a unit change in each of several risk dimensions.
•
Probability Lab® – The Probability Lab® provides customers with an intuitive, visual method to analyze market participants’ future stock price forecasts based on current option prices. This tool compares a customer’s stock price forecast versus that of the market and scans the entire option universe for the highest Sharpe ratio multi-leg option strategies that take advantage of the customer’s forecast.
•
Goal Tracker – Interactive Advisors’ Goal Tracker projects the hypothetical performance of a portfolio and monitors how likely it is the portfolio might achieve the goal. Customers can adjust inputs, such as monthly contribution amount, goal target date, or the cost or outflow associated with the goal, to estimate the likelihood of achieving a goal.
•
AI News Summaries – Customers have access to AI News Summaries that use generative AI to quickly summarize the key points of news published by select providers, saving time and allowing them to react rapidly to changing market conditions.
•
Ask IBKR – Ask IBKR is an innovative AI-powered tool that lets customers interact with their portfolios using plain English. Ask IBKR provides fast, actionable insights directly inside the platform.
•
Close Specific Lots – Close Specific Lots lets customers choose exactly which shares to sell to manage taxes, control risk, and follow an investment plan. Customers can reduce capital gains by selling higher-cost shares or realize losses to offset gains elsewhere. When holding both short- and long-term lots, they can select which to sell based on tax objectives. This control supports precise rebalancing and risk reduction without disrupting long-term positions and helps maintain a clear audit trail for reporting and compliance.
•
Sustainable Investing Tools
•
IMPACT by Interactive BrokersSM – IMPACT by Interactive BrokersSM (“IMPACT App”) is a unique, simple and intuitive mobile app that helps customers easily align their investment portfolio with their values. The IMPACT App is intended to allow customers to select their personal investment criteria from thirteen impact goals and principles and to exclude investments based on business practices they would like to avoid.
•
Impact Dashboard – The Impact Dashboard is intended to help customers evaluate and invest in companies that align with their principles. Customers can select investments they care about and can measure how both individual securities and their overall portfolio measure up against their criteria.
•
ESG Scores – ESG Scores from Refinitiv give customers a separate set of tools to help them make investment decisions. Companies are scored along several dimensions, such as reducing emissions and supporting human rights, and customers can easily see how companies rank both overall and on each dimension.

We cater to various customer groups with specific service needs.

For advisors, we offer:

•
Model Portfolios – Model Portfolios offer advisors an efficient and time-saving approach to investing customer assets. They allow advisors to create groupings of financial instruments based on specific investment themes, and then invest customer funds into these models.
•
IBKR Allocation Order Tool – The IBKR Allocation Order Tool streamlines the creation, execution and allocation of group orders. The tool provides advisors with a single screen to enter trade allocations quickly across many customer accounts, advisors or strategies; allocate total quantity or cash quantity for user-specified values proportionally or equally; and modify orders or allocations on the fly. In addition, customers can use the Allocation Order Tool to project, preview and allocate trades to take advantage of potential capital losses for all or some of an advisor’s invested customers.
•
Rebalance Tool – The Rebalance Tool lets advisors automatically rebalance all their accounts, a single sub-account or a user-defined Account Group, which includes a subset of accounts, by redistributing percentages of positions in their sub-portfolio(s) that make up the current net liquidation value.
•
Commentary Generator – Our AI-powered Commentary Generator helps U.S.-based financial advisors streamline workflow and improve efficiency by creating customer-specific performance reports and summarizing the latest and ticker-specific news from select providers.
•
Tax Loss Harvesting – Our Tax Loss Harvest tool helps advisors to potentially reduce their customers’ tax liabilities by harvesting losses across multiple assets for multiple customers at the same time.
•
ESG Impact Profile – The ESG Impact Profile helps advisors understand customer preferences for socially responsible and impact investing. Advisors’ customers can select personal investment criteria from thirteen impact values and principles and exclude investments based on ten categories.
•
IBKR Client Risk Profile – IBKR Client Risk Profile is designed to help advisors determine the most suitable investments for their customers, based on each customer’s risk tolerance. This information is collected through a custom-designed questionnaire. Advisors can view the scores through the Advisor Portal and create custom pre-trade allocation groups and profiles in Trader WorkstationSM to place orders and allocate trades for customers with similar risk profiles.
•
Custom Indexing – Custom Indexing allows advisors to create custom portfolios for their customers that directly hold the underlying securities of an index, rather than purchasing a traditional index fund. This gives advisors the ability to customize portfolios to align with specific investment objectives.
•
Employee Plan Administrator SIMPLE IRA – The Employee Plan Administrator account allows U.S. advisors to offer self-employed individuals and companies of less than 100 employees a Savings Investment Match Plan for Employees Individual Retirement Account (“SIMPLE IRA”).

For hedge funds, we offer:

•
High-Touch Prime Brokerage Services – We offer a High-Touch Prime Brokerage service for hedge funds, with benefits that include a dedicated Relationship Manager; access to experts in risk/margin, compliance, securities finance, corporate actions, proxy, clearing, transfers and tax; expedited request handling; and 24/5 access to a Global Outsourced Trading Desk for order execution.

For introducing brokers and advisors, we offer:

•
White Branding – Our large financial advisor and broker-dealer customers may “white brand” our trading interface, account management and reports with their firm’s identity. Broker-dealer customers can also select from among our modular functionalities, such as order routing, trade reporting or clearing, on specific products or exchanges where they may not have up-to-date technology to offer to their customers a complete global range of services and products.
•
Streamlined Client Service Program – The Streamlined Client Service Program offers a higher level of service for brokers and advisors who want to handle tasks for their customers, with a simplified process for approving funding requests and signing agreements. The full list of available tasks includes authorization to update or change account information, account settings, trading permissions, tax forms, banking and transfer instructions; authorization to vote shares and make elections regarding positions; authorization for special programs and alternative investments; and request to send electronic notices, confirmations, account statements and certain communications only to the broker or advisor.

For customers looking for online advisory services, we offer:

•
Interactive Advisors – Interactive Advisors evaluates and recruits registered financial advisors, analyzes their investment track records, and groups them by their risk profile. Investors who are interested in having their individual accounts robo-traded are grouped by their risk and return preferences. Investors can assign their accounts to be traded by one or more advisors. Interactive Advisors also offers our customers Smart Beta Portfolios which combine the benefits of actively managed fund stock selection techniques with passive ETFs low-cost automation to provide broad market exposure and potentially higher returns, as well as Socially Responsible Investing.

Technology

Overview

Our proprietary technology is the key to our success. We believe that integrating our system with electronic exchanges and market centers worldwide results in transparency, liquidity and efficiencies of scale. Together with the IB SmartRoutingSM system and our low execution costs, this approach reduces overall transaction costs to our IBKR ProSM customers and, in turn, increases our transaction volume and profits (customers who elect to use our IBKR LiteSM offering do not take advantage of our IB SmartRoutingSM technology). Over the past four decades, we have developed an integrated trading system and communications network, positioning our company as an efficient, high quality, and low-cost conduit for the global flow of risk capital across assets and product classes on electronic marketplaces. We believe developing, maintaining and continually enhancing our proprietary technology provides both customers and ourselves competitive advantages in adapting faster than our competitors to the industry's ever-changing environment and in pressing our advantages in opportunities presented by new exchanges, products pricing and regulatory changes.

Our proprietary technology infrastructure enables us to provide our customers with the ability to execute trades at among the lowest execution costs in the industry for comparable services. Customer trades are both automatically captured and reported in real time in our system. Our customers can trade on more than 170 electronic exchanges and market centers in 40 countries around the world. These exchanges and market centers are all partially or fully electronic, meaning that customers can buy or sell a product traded on that exchange via an electronic link from their computer or mobile device through our system to the exchange. We offer our products and services through a global communications network designed to provide secure, reliable and timely access to the most current market information. We provide our customers with a variety of means to connect to our brokerage systems, including cross connects, dedicated point-to-point data circuits, extranets, virtual private networks and the Internet.

Specifically, our customers receive electronic access worldwide via our Trader WorkstationSM (real-time Java-based trading platform), our next-generation IBKR Desktop, our proprietary Application Programming Interface (“API”), our IBKR Mobile app, our Client Portal-based Quick Trade feature or industry standard Financial Information Exchange (“FIX”) connectivity. Customers requiring a professional quality trading application with a sophisticated user interface utilize our Trader WorkstationSM, which is suitable for desktop platforms. Customers interested in developing programmatic trading utilize our API, which supports multiple programming languages. Large institutions with FIX infrastructure prefer to use our FIX solution for seamless integration of their existing order gathering and reporting applications.

While many brokerages rely on employees performing manual procedures to execute many day-to-day functions, we employ proprietary technology to automate, or otherwise facilitate, many of the following functions:

•
account opening and funding;
•
smart order routing, resulting in industry-leading execution quality;
•
seamless trading across all types of securities, futures and currencies around the world from one account;
•
diverse order types, algorithms and analytical tools offered to customers;
•
securities lending and short stock availability;
•
delivery of customer information, such as confirmations, customizable real-time account statements, audit trails and regulatory trade reporting;
•
compliance;
•
customer service; and
•
risk management through automated real-time credit management of all new orders and margin monitoring.

As transaction volumes, customer accounts and supported asset classes continue to grow, we continually evaluate system capacity, scalability and resiliency to support our current and anticipated demand. These evaluations inform us of our technology investment priorities and infrastructure planning. We also assess technology enhancements in light of evolving regulatory requirements and market structure changes across jurisdictions in which we operate.

Research and Development

One of our core strengths is our expertise in the rapid development and deployment of automated technology for the financial markets. Our core software technology is developed internally, and we do not generally rely on outside vendors for software development or maintenance. To achieve optimal performance from our systems and in response to changing market conditions, we continuously upgrade and improve our software. Use of the best available technology not only improves our performance but also helps us attract and retain talented developers. Our software development costs are relatively low, because the employees who oversee the development of the software are often the same employees who design the application, evaluate its performance, and guide our quality assurance professionals in executing robust quality assurance testing procedures. The involvement of our developers in each of these processes enables us to add features and further refine our software rapidly.

Our internally-developed, fully integrated trading and risk management systems are unique and transact across all product classes. These systems have the flexibility to assimilate new trading venues and new product classes without compromising transaction speed or fault tolerance. Fault tolerance, or the ability to maintain system performance despite trading venue malfunctions or hardware failures, is crucial to ensuring best possible executions for our customers. Our systems are designed to detect trading venue malfunctions and quickly take corrective action by rerouting pending orders when possible.

Our company is technology-focused, and our management team is both hands-on and technology savvy. Most members of the management team participate in algorithm design and supervise the creation of detailed specifications for new applications. The development queue is prioritized and highly disciplined. Progress on programming initiatives is generally tracked on a bi-weekly basis by the Steering Committee and other committees consisting of senior executives. This enables us to prioritize key initiatives and achieve rapid results. All new business involves a software development project. We generally do not engage in any business unless we can achieve significant cost and performance advantages by leveraging automation throughout the business process.

We achieve a rapid software development cycle by leveraging a highly integrated, object-oriented development environment. The software code is modular, with each object providing a specific function while being reusable across multiple applications. New software releases are tracked and tested with proprietary automated testing tools. We are not hindered by disparate and often limiting legacy systems assembled through acquisitions.

For the past four decades, we have built and continuously refined our automated and integrated, real-time systems for trading, risk management, clearing and cash management, among others. We have also assembled a proprietary connectivity network between our infrastructure and the global financial ecosystem. Efficiency and speed in performing key prescribed functions are always crucial requirements for our systems. As a result, our systems assimilate market data, disseminate market prices to customers and update risk management information in real time, across tradable products and classes around the globe.

We continually monitor developments in emerging technologies, including in the field of Artificial Intelligence (“AI”), to evaluate applications, systems and services with potential to enhance development efficiency or improve performance, risk management or our customer experience. Any such technologies are evaluated within our existing development, testing and governance frameworks. As part of our technology development and infrastructure planning activities, we continue to enhance our disaster recovery and business continuity capabilities. During 2025, we made measurable progress in this area, and disaster preparedness will remain a focus in 2026 as we continue evaluating system capacity, resiliency and operational readiness.

Transaction Processing

Our transaction processing is automated over the full life cycle of a trade. Our fully automated IB SmartRoutingSM system searches for the best possible combination of prices available at the time a customer order is placed and immediately seeks to execute the order electronically or send it where the order has the highest probability of execution at the best price. At the exchanges and market centers where our market making business continues to operate, our software generates and disseminates continuous bid and offer quotes on tradable, exchange-listed products.

When an order is executed, our systems capture and deliver this information back to the source, either to the customer via the brokerage system or to the market making system, generally within a fraction of a second. Simultaneously, the trade record is written into our clearing system, where it flows through a chain of control accounts allowing us to reconcile trades, positions and money until the final settlement occurs. Our integrated software tracks other important activities, such as dividend distributions, corporate actions, options exercises, securities lending, margining, risk management, and funds receipt and disbursement.

IB SmartRoutingSM

At the time an order is placed, IB SmartRoutingSM searches for the best destination price in view of the displayed prices, sizes and accumulated statistical information about the behavior of market centers, then immediately seeks to execute that order electronically. Unlike other smart routers, IB SmartRoutingSM never relinquishes control of the order, and constantly consumes data in search of the best price. It continuously evaluates fast-changing market conditions and dynamically reroutes all or parts of the order seeking to achieve optimal execution. For example, for U.S. options, IB SmartRoutingSM can represent each leg of a spread order independently, if needed, and, in that event, enters each leg as an individual order at the best possible venue. IB SmartRouting AutorecoverySM reroutes a customer’s U.S. options order in the case of an exchange malfunction, while we absorb any risk of double executions. In addition, IB SmartRoutingSM checks each new order to see if it could be executed against any existing orders resting in our automated Alternative Trading System (“ATS”). As more exchanges and market centers come online, as trading hours for products continue to expand, and as our systems continue to attract more users, IB SmartRoutingSM and IBKR ATS facilities become ever more important for our customers.

Clearing and Margining

Our activities in the U.S. are entirely self-cleared. We are a clearing member of OCC (formerly known as the Options Clearing Corporation), The Depository Trust and Clearing Corporation, the Chicago Mercantile Exchange Clearing House, ICE Clear U.S., CBOE Clear U.S. and Nodal Clear. Globally, we are fully or partially self-cleared in Canada, the United Kingdom, Switzerland, France, Germany, Belgium, Austria, the Netherlands, Spain, Norway, Sweden, India, Hong Kong, Japan and Australia. Additionally, we are members of ForecastEx, a CFTC-registered Designated Contract Market and Derivatives Clearing Organization.

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

Customers

Our customers primarily fall into two groups based on services provided, both of which take advantage of our low commissions as well as our best price execution. Cleared customers, the large majority of our customers, use our trade execution and clearing services, low financing rates, high interest paid (when benchmark rates are sufficiently above zero) and, under our IBKR LiteSM offering, commission-free trades. Non-cleared customers, including trading firms that provide liquidity in our ATS, use our trade execution services while clearing with another prime broker or a custodian bank.

We currently service approximately 4.4 million cleared customer accounts and have customers residing in over 200 countries and territories around the world. Our target customer is one who requires the latest in trading technology and worldwide access, and who expects low overall transaction and financing costs and market rate interest on uninvested cash balances. Our customers are mainly comprised of individuals, trading desk professionals, retail brokers, hedge funds, mutual funds, financial advisors, proprietary trading firms, and introducing brokers and banks that require global access. No single customer represented more than 2% of our commissions in 2025.

Human Capital

As of December 31, 2025, we had 3,182 employees in 24 cities across 16 countries. We remain committed to helping our employees thrive, enabling them to drive our business forward.

Social Initiatives

The 2025 IBKR Engagement Survey demonstrated a strong and growing culture of trust and transparency, with a 90% employee participation rate, an increase of 20% over the prior year, highlighting employees’ confidence in our commitment to meaningful progress. For the second consecutive year, the highest-rated survey question reflected employees’ strong belief in our business model, reinforcing alignment with our strategy and long-term direction. Survey results were shared openly with all employees, and a clear action plan was developed with our leaders to address common themes and feedback. At IBKR, we view employee experience as a critical priority, and the engagement survey remains an essential tool for listening to our workforce and staying closely connected to what matters most to our people.

Our Mentorship Program continues to foster connection and career development across our global workforce. The program engaged over 250 participants this year, spanning 20 locations and 30+ departments, facilitating knowledge sharing and cross-functional collaboration.

Our 10-week Summer Internship Program is a critical talent pipeline. After receiving over 12,000 applications, we hosted 53 interns at our Greenwich and Chicago offices from 34 universities. Through project work, leadership exposure, and industry training, the program consistently converts early career talent into full-time employees.

We continue to support our employees and the communities where we operate on a global scale. Our employees contribute to important causes through our corporate giving program, which is matched by IBKR.

Employee and Leadership Development

We provide all employees with learning tools that support their professional and personal growth. In 2025, our internal learning platform grew to over 1,200 on-demand courses. We enhanced our Employee Development program, allowing employees and managers to select from instructor-led training sessions tailored to their development priorities. We also provided new tools to showcase potential career pathways and job mobility opportunities.

Additionally, we launched comprehensive AI training and learning resources to equip employees with the skills to confidently and creatively leverage AI tools in their work. We expanded our financial literacy initiatives, providing employees with access to live events, educational materials, and specialized courses to support their personal financial well-being. Additionally, we maintain a comprehensive global mandatory training program covering critical areas, including Anti-Money Laundering, Sanctions and Cybersecurity, to fulfill essential operational and regulatory requirements.

Our People

Our people are fundamental to our business. We prioritize a merit-based culture and are focused on attracting, retaining, and developing a global workforce across diverse communities and geographic markets.

Our total rewards strategy is designed to deliver highly competitive compensation and benefits across our global locations, supporting the physical, emotional, and financial wellbeing of our employees. Many benefit programs are organized locally to ensure alignment with market competitive practices and statutory requirements, including medical coverage and pension plans. In addition, we offer global benefits intended to reinforce our culture and support employee engagement, including the following:

•
Stock Incentive Plan: We maintain a stock incentive plan under which we grant equity awards to employees on an annual basis. Equity-based compensation aligns employee interests with long-term performance of IBKR by linking a portion of total compensation to stock ownership and company results.

•
Global Employee Assistance Program (“EAP”): We provide employees and their families with access to a global Employee Assistance Program offering 24/7 confidential mental health and wellness support services.

•
IBKR Fit: We introduced a global fitness center benefit to support and motivate employee physical wellness.

Where applicable, we fund all or a portion of healthcare premiums to reduce the costs for employees. We provide paid parental leave for all employee parents and sponsor locally administered benefits in numerous global locations, including adoption and fertility benefits and childcare support. In addition, we support employee resource groups and internal social communities across the Company.

Sustainability

Our sustainability initiatives are driven by the strategies led by our Board and are implemented throughout the Company. In 2025, we expanded our Sustainability Report, consistent with the Task Force on Climate-Related Financial Disclosures (“TCFD”), which outlines our approach to climate related risk under governance, strategy, risk management and metrics. In addition, we expanded our assessment of Greenhouse Gas (“GHG”) under Scope 1, Scope 2 and material Scope 3 emissions and expect to present the results in our 2025 Sustainability Report.

We have procured renewable power sources for all our offices through direct renewable energy or through the purchase of renewable energy certificates. We use third-party providers for data centers. Globally, where possible, our data centers use renewable power provided directly through the landlord or via renewable energy certificates. Annually, we assess current and best practices when reviewing our efficiency measures.

The contents of our Sustainability Report are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Our Sustainability Report can be found on our website.

Competition

The market for brokerage services is rapidly evolving and highly competitive, and we expect it to remain so. The environment in which we operate has a broad array of competitors ranging from large integrated banks to online brokers to new entrants. Our primary competitors, both in the U.S. and abroad, are other companies that provide brokerage, prime brokerage, and financial advisor and introducing broker products and services. We compete based on numerous factors, including quality of transaction execution, customer experience, products and services, technological excellence and innovation, reputation, global access, and price, including commissions and interest rates. Since our inception, we have been transforming the brokerage business through automation and innovation, with software development, product improvement, expansion of products and geographies, and management focus dedicated to this mission. We believe these are significant differentiators that set us apart from our competitors.

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

Regulation

Our financial services businesses are extensively regulated by U.S. federal and state regulators, foreign regulatory agencies, and numerous exchanges and self-regulatory organizations of which our subsidiaries are members. In the current era of heightened regulation of financial institutions, we expect to incur increasing compliance costs, along with the industry as a whole. Our approach has been to build many of our regulatory and compliance functions into our integrated order routing, custodial, customer onboarding and transaction processing systems, and augment these systems with experienced staff members.

Overview

As registered U.S. broker-dealers, Interactive Brokers LLC (“IB LLC”), IBKR Securities Services LLC (“IBKRSS”) and Interactive Brokers Corp. are subject to the rules and regulations of the Exchange Act, and as members of various exchanges, we are also subject to such exchanges’ rules and requirements. Additionally, IB LLC is subject to the Commodity Exchange Act and rules promulgated by the CFTC and the various commodity exchanges of which it is a member. We are also subject to the requirements of various self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), the Chicago Mercantile Exchange (“CME”) and the National Futures Association (“NFA”). ForecastEx, an exchange and clearinghouse for forecast contracts, is registered with the CFTC as a Designated Contract Market and Derivatives Clearing Organization. Our foreign subsidiaries are similarly regulated under the laws and institutional frameworks of the countries in which they operate.

U.S. broker-dealers and futures commission merchants are subject to laws, rules and regulations that cover all aspects of the securities and derivatives business, including:

•
sales methods;
•
“know your customer” requirements;
•
anti-money laundering requirements;
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

As of December 31, 2025, aggregate excess regulatory capital for all of the operating subsidiaries was $14.1 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2025.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$10,609	$1,785	$8,824
IBHK	1,685	547	1,138
IBIE	1,698	403	1,295
Other regulated operating subsidiaries	2,986	192	2,794
	$16,978	$2,927	$14,051

As of December 31, 2025, all of the operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our net capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our brokerage subsidiaries have Chief Compliance Officers who report to the Chief Executive Officer or business head for their subsidiary, and to the Global Chief Regulatory Officer (or regional Compliance Head). In the U.S., the Chief Compliance Officer and certain other senior staff members are FINRA and NFA registered principals with supervisory responsibility over the compliance aspects of our businesses. Similar roles are undertaken by staff in certain non-U.S. locations as well. Staff members in the Compliance department and in other departments are also registered with FINRA, NFA or other regulatory organizations.

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

As required by the USA Patriot Act and other rules, we have established comprehensive AML and customer identification procedures, and designated AML Compliance Officers for each brokerage subsidiary; and we provide formal AML training to our AML, customer facing, and other relevant employees, and conduct regular independent audits of our AML programs. Our AML screening is conducted using a mix of automated and manual reviews and has been structured to comply with regulations in various jurisdictions. We collect required information through our new account opening process and screen accounts against databases for the purposes of identity verification and for review of potential negative information and appearance on government sanction lists, including the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists and several other global, United Nations, European Union (“EU”) and other non-U.S. sanction lists. Additionally, we have designed and implemented restrictions to prevent certain types of high-risk activity, including potentially manipulative patterns of trading or higher risk patterns of money movement. We generate and review a sophisticated suite of surveillance reports and queues to identify potential money laundering, market manipulation or abuse, fraud and other suspicious activities.

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

•
Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
•
Control by Mr. Thomas Peterffy of a majority of the combined voting power of our common stock may give rise to conflicts of interests and could discourage a change of control that other stockholders may favor, which could negatively affect our stock price, and adversely affect stockholders in other ways.
•
We depend on IBG LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.
•
We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering (“IPO”) and certain subsequent redemptions of Holdings membership interests.
•
Certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change our direction or management.

Risks Related to Our Business

•
Macroeconomic, geopolitical and other challenges and uncertainties could have a negative impact on our business.
•
Our business could be harmed by a systemic market event.
•
Damage to our reputation could harm our business.
•
The impact of a public health emergency may have a material adverse impact on our business and results of operations.
•
Our future success will depend on our response to the demand for new services, products and technologies.
•
The loss of our key employees would materially adversely affect our business.
•
We may not always pay dividends on our common stock.
•
Our direct market access clearing and non-clearing brokerage operations face intense competition.
•
We are subject to potential losses as a result of our clearing and execution activities.
•
We are exposed to risks associated with our international operations.
•
We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations.
•
Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.
•
Because our revenues and profitability depend on trading volume and interest rate levels, they are prone to significant fluctuations and are difficult to predict.
•
We may incur material trading losses from our market making activities.
•
Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our business.
•
We may incur losses in our market making activities in the event of failures of our proprietary pricing model.
•
The valuation of the financial instruments we hold may result in large and occasionally anomalous swings in the value of our positions and in our earnings in any period.
•
We are exposed to losses due to lack of perfect information.
•
Rules governing designated market makers may require us to make unprofitable trades or prevent us from making profitable trades.

•
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

Risks Related to Laws, Regulations and Litigation

•
Our future efforts to sell shares or raise additional capital may be delayed or prohibited by regulations.
•
Regulatory and legal uncertainties could harm our business.
•
We are subject to risks relating to litigation and potential securities laws liability.
•
Heightened regulatory and legislative requirements and changes in the U.S. and globally have increased our compliance, regulatory and other risks and costs.
•
There are emerging legal and regulatory risks related to prediction markets that could harm our business.
•
We may incur additional tax expense or become subject to additional tax liabilities.

Risks Related to Our Intellectual Property, Technology, Cybersecurity and Data Privacy

•
We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.
•
Our reliance on our computer software could cause us great financial harm in the event of any disruption or corruption of our computer software. We may experience technology failures while developing our software.
•
We depend on our proprietary technology, and our future results may be impacted if we cannot maintain technological superiority in our industry.
•
We do not have fully redundant systems. System failures could harm our business.
•
Failure of third-party systems on which we rely could adversely affect our business.
•
Internet-related issues may reduce or slow the growth in the use of our services in the future.
•
We could be the target of a cyber-attack or experience a cybersecurity incident that impairs internal systems, degrades services we provide to customers, or results in a data compromise, causing reputational or monetary damages as a consequence.
•
We are subject to stringent and complex data privacy rules. Failure to comply with these rules could have an adverse effect on our business, financial condition, and results of operation.

Risks Related to Cryptocurrency

•
We rely on third-party Cryptocurrency Service Providers (“CSPs”) to provide our customers the ability to access cryptocurrency trading and custody services.
•
A data breach at a CSP may result in irreversible losses, which would adversely affect our customers and our business.
•
We may encounter technical issues which would result in disruption or interruption of our customers’ access to their CSP accounts.
•
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

The members of Holdings have the right to cause the redemption of their Holdings membership interests over time in connection with offerings of shares of our common stock. We intend to sell additional shares of common stock in public offerings in the future, which may include offerings of our common stock to finance future purchases of IBG LLC membership interests which, in turn, will finance corresponding redemptions of Holdings membership interests. These offerings and related transactions are anticipated to occur at least annually into the future. The size and occurrence of these offerings may be affected by market conditions. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions or business combinations. We currently have approximately 445.4 million outstanding shares of common stock. Assuming no anti-dilution adjustments based on combinations or divisions of our common stock, the offerings referred to above could result in the issuance by us of up to an additional approximately 1,250.7 million shares of common stock. It is possible, however, that such shares could be issued in one or a few large transactions.

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

Mr. Thomas Peterffy, our founder and Chairman, and his affiliates beneficially own approximately 91.6% of the economic interests and all of the voting interests in Holdings, which owns all of our Class B common stock, representing approximately 73.7% of the combined voting power of all classes of our voting stock. As a result, Mr. Peterffy has the ability to elect all of the members of our Board of Directors and thereby to control our management and affairs, including determinations with respect to acquisitions, dispositions, material expansions or contractions of our business, entry into new lines of business, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, Mr. Peterffy is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could discourage potential takeover attempts that other stockholders may favor and could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and this may adversely affect the market price of our common stock.

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

We are a holding company, and our primary assets are our approximately 26.3% equity interest in IBG LLC and our controlling interest and related rights as the sole managing member of IBG LLC. As such, we operate and control all of the business and affairs of IBG LLC and are able to consolidate IBG LLC’s financial results into our financial statements. We have no independent means of generating revenues. IBG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Holdings and us. Accordingly, we incur income taxes on our proportionate share of the net taxable income of IBG LLC, as well as expenses related to our operations. We intend to cause IBG LLC to distribute cash to its members in amounts at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of IBG LLC. To the extent we need funds to pay such taxes, or for any other purpose, and IBG LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay Holdings for the benefit relating to additional tax depreciation or amortization deductions we claim as a result of the tax basis step-up our subsidiaries received in connection with our initial public offering (“IPO”) and certain subsequent redemptions of Holdings membership interests.

In connection with our IPO, we purchased interests in IBG LLC from Holdings for cash. Subsequently, in connection with redemptions of Holdings membership interests, we purchased additional interests in IBG LLC by issuing shares of Class A common stock in exchange for an equivalent number of shares of member interests in IBG LLC (the “Redemptions”). In addition, IBG LLC membership interests held by Holdings may be sold in the future to us and financed by our issuances of shares of our common stock. The initial purchase and the Redemptions did, and future purchases may, result in increases in the tax basis of the tangible and intangible assets of IBG LLC and its subsidiaries that otherwise would not have been available. Such increase is approximately equal to the amount by which our stock price at the time of the purchase exceeds the inside tax basis of the assets of IBG LLC underlying the IBG LLC interests acquired by us. These increases in tax basis result in increased deductions in computing our taxable income, resulting in tax savings for us generally over the 15-year period commencing with the initial purchase and subsequent purchases. We have agreed to pay 85% of these tax savings, if any, to Holdings as they are realized as additional consideration for the IBG LLC interests that we acquire, with the balance retained by us.

As a result of the IPO and the Redemptions by Holdings, the increase in the tax basis attributable to our interest in IBG LLC is $2.2 billion, with the portion attributable to the IPO having been substantially amortized as of December 31, 2025. The tax savings that we actually realize as a result of this increase in tax basis could be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including, for example, the allocation of a portion of the increase in tax basis to foreign or non-depreciable fixed assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Based on facts and assumptions as of December 31, 2025, including that future purchases of IBG LLC interests will occur in fully taxable transactions, the potential tax basis increase resulting from the historical and future purchases of the IBG LLC interests held by Holdings could be as much as $44.6 billion. The actual increase in tax basis depends, among other factors, upon the price of shares of our common stock at the time of the purchase and the extent to which such purchases are taxable and, as a result, could differ materially from this amount. Our ability to achieve benefits from any such increase, and the amount of the payments to be made under the Tax Receivable Agreement, depends upon a number of factors, as discussed above, including the timing and amount of our future income.

The tax basis increase of $44.6 billion assumes that (a) all remaining IBG LLC membership interests held by Holdings are purchased by us in one or more taxable transactions and (b) such purchases in the future are made at prices that reflect the closing share price as of December 31, 2025.

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
•
evolving industry standards.

New services, products and technologies may render our existing services, products and technologies less competitive. Our future success will depend, in part, on our ability to respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We cannot guarantee that we will always be successful in developing, introducing or marketing new services, products and technologies. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, and our new service and product enhancements may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on our business, financial condition and results of operations.

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

We may not always pay dividends on our common stock.

As a holding company for our interest in IBG LLC, we will be dependent upon the ability of IBG LLC to generate earnings and cash flows and distribute them to us so that we may pay any dividends to our stockholders. To the extent (if any) that we have excess cash, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our Board of Directors may deem relevant. Since the second quarter of 2011, we have declared and paid a quarterly cash dividend. Although not required, we currently intend to pay quarterly dividends of $0.08 per share to our common stockholders for the foreseeable future. For more information regarding the history of our quarterly dividends see Note 4 - “Equity and Earnings per Share” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
•
direct market access and online equity brokers, and online options and futures firms;
•
zero commission brokers, while technically not offering direct market access, who use simplified interfaces and a limited product offering to attract new market participants;
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

During 2025, approximately 30% of our net revenues were generated by our operating subsidiaries outside the U.S. We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability; unexpected changes in regulatory requirements, tariffs and other trade barriers; exchange rate fluctuations; applicable currency controls; and difficulties in staffing, including reliance on newly hired local experts, and managing foreign operations. These risks could cause a material adverse effect on our business, financial condition and results of operations.

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

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our broker-dealer and certain other subsidiaries are subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies include, in the U.S., the SEC, FINRA, the Board of Governors of the Federal Reserve System, the Chicago Board Options Exchange, the CME, the CFTC, and the NFA; in Canada, the CIRO and various Canadian securities commissions; in the United Kingdom, the FCA; in Ireland, the CBI; in Switzerland, the FINMA; in India, the Securities and Exchange Board of India; in Hong Kong, the SFC; in Japan, the Financial Supervisory Agency and the Japan Securities Dealers Association; in Singapore, the MAS; and in Australia, the Australian Securities and Investment Commission. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various domestic and foreign government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

We are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, the Federal Reserve, state securities regulators, self-regulatory organizations and foreign regulatory agencies. We are also subject to the risk of litigation and claims that may be without merit. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of the Company and have a material adverse effect on our business, financial condition and results of operations. See “Legal Proceedings and Regulatory Matters” in Part I Item 3 of this Annual Report on Form 10-K.

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

There are emerging legal and regulatory risks related to prediction markets that could harm our business.

ForecastEx is a CFTC-registered Designated Contract Market ("DCM") and Derivatives Clearing Organization ("DCO") that lists event contacts (referred to as "Forecast Contracts"). Eligible customers of certain of our broker-dealer subsidiaries have access to Forecast Contracts through ForecastEx.

The legal and regulatory framework for prediction markets is uncertain and continues to evolve. The outcome of currently ongoing and potential future regulatory matters, enforcement actions and litigation, as well as new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement in this space could prevent ForecastEx from listing, and our broker-dealer subsidiaries from offering, some or all types of Forecast Contracts in the future, including in jurisdictions outside of the U.S.

In addition, there is heightened scrutiny of certain types of contracts (including contracts relating to sports and elections), and there is a risk of litigation and law enforcement activity from state gaming and regulatory authorities, as well as litigation from a range of other plaintiffs.

We may incur additional tax expense or become subject to additional tax liabilities.

We are subject to the tax laws and regulations of the U.S., its states and municipalities, and numerous foreign jurisdictions. These tax laws and regulations, as well as the treaties between jurisdictions, are complex, and the manner they apply to us is sometimes open to interpretations. Therefore, significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities balances, and other tax liabilities. The tax positions that we take are subject to review by the IRS and other tax authorities in the U.S. and in foreign countries, which may not agree with our positions. Any adverse outcome of such reviews could cause our tax liabilities to increase.

In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of tax controversy related to adverse determinations with respect to the application of existing laws, changes in our business or structure, and changes in the valuation of our deferred tax assets and liabilities. For example, a number of jurisdictions, including the European Union countries, have enacted the Pillar Two Framework established by the Organization for Economic Cooperation and Development (“OECD”), which generally imposes a minimum effective tax rate of 15% in each such jurisdiction. These new tax law changes bring significant risks and uncertainties. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our effective tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of the amounts previously accrued, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We rely on our computer software to receive and properly process internal and external data. Any disruption in the proper functioning of our software due to, for example, erroneous or corrupted data, or cyber-attacks, may cause us to make erroneous trades or suspend our services and could cause us great financial harm. To maintain our competitive advantage, our software is under continuous development. As our systems continue to support increasing volumes and a broader range of products and services, software issues or data errors could have a more significant operational impact.

We depend on our proprietary technology, and our future results may be impacted if we cannot maintain technological superiority in our industry.

Our success in the past has largely been attributable to our sophisticated proprietary technology that has taken many years to develop. We have benefited from the fact that the type of proprietary technology equivalent to that which we employ has not been widely available to our competitors. If our technology becomes more widely available to our current or future competitors for any reason, our operating results may be adversely affected. Additionally, adoption or development of similar or more advanced technologies by our competitors may require that we devote substantial resources to the development of more advanced technology to remain competitive. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Although we have been at the forefront of many of these developments historically, we may not be able to continue to keep up with rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

New developments in AI could enable competitors to offer new products or services never before seen in the marketplace. The adoption of AI technologies across the financial services industry may accelerate competitive dynamics and innovation cycles. In addition, increased use of AI by threat actors or market participants could amplify cybersecurity risks, market manipulation risks, or operational complexity. Maintaining technological competitiveness may require significantly larger investments in development resources, infrastructure and talent. Competitors who advance in this space may be able to offer superior products and services and may materially adversely affect our business, financial condition and results of operations.

We do not have fully redundant systems. System failures could harm our business.

If our systems fail to perform, we could experience unanticipated disruptions in operations, slower response times or decreased levels of customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations are also potentially vulnerable to damage or interruption from human error, cyber-attacks, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant systems, and our formal business continuity plan does not include restoration of all services. It is our intention to provide for and progressively deploy backup facilities for all facilities and infrastructure globally over time. In addition, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. Any system failure that causes an interruption or degradation of our service could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations.

Failure of third-party systems on which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service providers, including but not limited to clearing systems, exchange systems, banking systems, digital asset service providers, Internet services, third-party identity verification services, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. We maintain processes to evaluate third-party service providers and their controls; however, we may have limited ability to influence their operational performance or risk management practices. If our arrangement with any third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Our business relies on technology and automation, causing us to be potentially vulnerable to various forms of cyber-attacks by external actors or malicious insiders. Cybersecurity risks continue to evolve, including through more sophisticated attacks, increased use of automation by threat actors and heightened targeting of financial institutions and digital asset-related services. Any resulting security breaches could expose us to liability to one or more third parties, including our customers, and disrupt our operations. Though we take significant steps to mitigate the various cyber threats and devote resources to protecting our systems and networks, we may be unable to anticipate all types of attacks or to implement adequate preventative measures against all eventualities. Regulatory requirements relating to cybersecurity governance, incident response and disclosure may continue to evolve, which could increase compliance efforts and costs.

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

To the extent that our activities involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Any of these events, particularly if they (individually or in the aggregate) result in a loss of confidence in our company or brokerage firms in general, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to stringent and complex data privacy rules. Failure to comply with these rules could expose us to a risk of financial loss, litigation, and other liabilities.

We are subject to numerous data privacy rules, including federal, state, local and international laws, as well as industry standards and regulations, and contractual obligations relating to data privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal data. In the U.S., we are subject to rules including but not limited to the Gramm-Leach-Bliley Act of 1999; internationally, we are subject to applicable data privacy laws and regulations including but not limited to, the EU General Data Protection Regulation (“GDPR”), the U.K. GDPR, and the Personal Information Protection Law of the People’s Republic of China.

We continue our efforts to safeguard personal data entrusted to us in accordance with applicable laws, regulations and our data protection policies. These efforts include taking steps to reduce the potential for the improper use or disclosure of personal data and continuing to monitor both domestic and international regulations related to data privacy to assess requirements and impacts on our business operations.

Rules regarding data privacy worldwide are continuously evolving and developing, increasing in complexity and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations, if applicable, might require us to incur additional costs and change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those applicable laws and our customers’ exercise of their rights thereunder. Failure to comply with applicable data privacy laws and regulations, even if no customer's personal data is compromised, could result in significant fines or a significant increase in costs.

A material failure by us or our third-party service providers to comply with our privacy policies or applicable data privacy laws, regulations, industry standards, or rules could have significant consequences. Any security compromise resulting in theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data could also have significant consequences. Such events could result in fines, criminal penalties, monetary damages, regulatory enforcement actions, litigation, and reputational harm, which could adversely affect our business, financial condition, and results of operations.

Risks Related to our Cryptocurrency Offering

We rely on third-party Cryptocurrency Service Providers (“CSPs”) to provide our customers the ability to access cryptocurrency trading and custody services.

We have entered into agreements with third-party CSPs, which provide (i) cryptocurrency exchange platforms and services whereby investors can buy and sell certain cryptocurrencies and (ii) custody services for certain cryptocurrencies (collectively, the “Exchange Services”), enabling some of our customers to trade and custody cryptocurrencies, including Bitcoin (BTC), Ethereum (ETH), Solana (SOL), Ripple (XRP), Dogecoin (DOGE) and several other cryptocurrencies3, (collectively, "Cryptocurrency Assets") via CSPs. A disruption in our partnership with a CSP or in the Exchange Services provided by a CSP could have adverse effects on our customers’ confidence in our cryptocurrency offering through CSPs and on our business.

A data breach at a CSPs may result in irreversible losses, which would adversely affect our customers and our business.

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

Eligible customers of IB LLC or IBUK can enroll to access a digital asset exchange and custody services provided by one or more CSPs to buy, sell and hold Cryptocurrency Assets in an account in the customer’s name at the CSP. IB LLC and IBUK do not provide execution, custody or safeguarding services for the customers’ Cryptocurrency Assets and do not maintain (or have access to) the cryptographic key information and wallets necessary to access the Cryptocurrency Assets, nor do IB LLC or IBUK have any legal title or claim to those Cryptocurrency Assets. The agreement the customer signs with IB LLC before the customer is permitted to access the CSP’s services through IB LLC’s platform provides that:

[Customer] acknowledges and agrees that [IB LLC] is not responsible for any trading or other losses (including, without limitation, losses due to theft, fraud, cybersecurity breach, loss of control of private keys, or any other loss arising from trading, transferring, or holding digital assets with [the CSP]) resulting directly or indirectly from or in connection with [Customer’s] relationship with [the CSP] and/or [Customer’s] trading, transferring, or holding of digital assets, including activity or holdings in the [CSP] Account.

Customers of IBUK sign an agreement containing a substantially identical provision prior to being permitted to access the CSP’s services through IBUK’s platform.

3 See https://www.interactivebrokers.com/lib/cstools/faq/#/content/182856890 for more information on the availability of cryptocurrencies for trading through our platform.

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

Technology is at the core of our business, with customers, exchanges, clearing houses, counterparties, and third-party service providers interacting with our systems and applications on an ongoing basis. As a consequence, we are subject to significant cybersecurity risks. Moreover, such risks continue to evolve as a result of the growing sophistication of cyber threat actors, geo-political instability, and advances in technology, such as AI, which may be misused in cyber-attacks.

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

Management and Board Oversight of Cybersecurity Risks

The Company’s management, including the Company’s Executive Vice President ("EVP") of Technology and Chief Information Security Officer (“CISO”), are responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks.

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

If a cybersecurity incident occurs, incident response procedures are in place to ensure that the occurrence is appropriately reported to the CISO and senior management. Where necessary, business continuity plans are invoked to minimize disruption to business operations. The Company has established the Cyber Materiality Committee (“CMC”), whose purpose is to review cybersecurity incidents escalated to it by our Threat & Incident Management Team and determine whether they are material and thus require a disclosure on Form 8-K. CMC’s membership includes the Chief Executive Officer (“CEO”), the Chief Financial Officer, the EVP of Technology, the CISO, and other senior leaders.

Our Board of Directors receives periodic updates on cybersecurity matters and the overall state of our cybersecurity program from our CEO (based on consultation with our EVP of Technology, CISO, and other senior members of our Information Security and Technology teams).

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

The table below presents certain information with respect to our leased facilities as of December 31, 2025.

Location	Space (sq. feet)	Principal Usage

North America
Greenwich, CT	163,510	Headquarters
Chicago, IL	163,106	Office space and data center
New York, NY	22,916	Office space
Other (11 locations)	37,252	Office space and data center

Europe
Zug, Switzerland	36,635	Office space
Budapest, Hungary	29,073	Office space
Dublin, Ireland	17,982	Office space and data center
London, United Kingdom	17,457	Office space
Tallinn, Estonia	12,731	Office space
Other (4 locations)	2,762	Office space and data center

Asia - Pacific
Mumbai, India	198,423	Office space and data center
Hong Kong	26,020	Office space and data center
Other (9 locations)	18,186	Office space and data center

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

Pending Regulatory Inquiries

Our businesses are heavily regulated by state, federal and foreign regulatory agencies as well as numerous exchanges and self-regulatory organizations. Most of our companies are regulated under some or all of the following: state securities laws, U.S. and foreign securities, commodities and financial services laws and the rules of the more than 170 exchanges, market centers and self-regulatory organizations of which one or more of our companies may be members. Due to heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry. We have built and continue to build human and automated infrastructure in light of increasing regulatory scrutiny, which provides us with a possible advantage over potential newcomers to the business.

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are generally the subject of regulatory inquiries regarding subjects including, but not limited to: audit trail reporting, trade reporting, best execution and order execution procedures, display of market data, short sales, margin lending, exchange fees charged to customers, anti-money laundering or potentially manipulative trading by customers, sanctions compliance, procedures for accounts managed by independent financial advisors or referred by third parties, technology development practices, registration, record-keeping, business continuity planning, cybersecurity, forecast contracts and other topics of recent regulatory interest. The Company has procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. We expect to pay significant regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

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

Holders of Record

As of February 18, 2026, there were 59 holders of record, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividends and Other Restrictions

We currently intend to pay quarterly dividends of $0.08 per share to our common stockholders for the foreseeable future. For more information regarding dividends see Note 4 – “Equity and Earnings per Share” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Stockholder Return Performance Graph

The graph below compares cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Financial-100 Index from December 31, 2020 to December 31, 2025. The comparison assumes $100 was invested on December 31, 2020 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

S&P 500
Nasdaq Financial 100
IBKR
500
450
400
350
300
250
200
150
100
50
-
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025

•
The Nasdaq Financial-100 Index includes 100 of the largest domestic and international financial securities listed on The Nasdaq Stock Market based on market capitalization. They include companies classified according to the Industry Classification Benchmark as Financials, which are included within the Nasdaq Bank, Nasdaq Insurance, and Nasdaq Other Finance Indexes.
•
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

On July 30, 2025, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 3,836,000 shares of common stock (with a fair value of $254 million) in exchange for an equivalent number of shares of member interests in IBG LLC, in accordance with the Exchange Agreement.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees pursuant to the Company’s amended 2007 Stock Incentive Plan, IBG, Inc.’s interest in IBG LLC has increased to approximately 26.3%, with Holdings owning the remaining 73.7% as of December 31, 2025. The redemptions also resulted in an increase in the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.6% as of December 31, 2025. See Note 4 – “Equity and Earnings per Share” and Note 10 – “Employee Incentive Plans” to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below presents information about shares of common stock available for future awards under all the Company’s equity compensation plans as of December 31, 2025. The Company has not made grants of common stock outside of its equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding options	future awards under
	warrants and rights	warrants and rights	equity compensation plans(1)
Equity compensation plans
approved by security holders	N/A	N/A	35,930,685
Total	—	—	35,930,685

(1)
Amount represents restricted stock units available for future issuance of grants under the Company’s amended 2007 Stock Incentive Plan (the “Plan”). On April 20, 2023, the Company’s stockholders approved an additional 40,000,000 shares to be distributed under the Plan. This increased the total number of shares available to be distributed under the Plan to 160,000,000 shares, from 120,000,000 shares.

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

Business Overview

We are an automated global broker. We custody and service accounts for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing and processing trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 170 electronic exchanges and market centers in 40 countries and 29 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. We also offer trading in forecast contracts, which are event-based contracts traded on ForecastEx, a CFTC-registered exchange and clearinghouse we established.

As a broker, we execute, clear and settle trades globally for both institutional and individual customers. Powered by our proprietary technology, our systems provide our customers with the capability to monitor multiple markets around the world simultaneously and to execute trades electronically at a low cost, in multiple products and currencies from a single trading account. Our overnight trading facilities, available for an array of instruments, support our customers who trade across time zones. The ever-growing complexity of multiple market centers across diverse geographies provides us with ongoing opportunities to build and continuously adapt our order routing software to secure excellent execution prices.

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

Business Environment

During 2025, global equity markets extended their multi-year advances, with several major indices reaching record levels and many recording double-digit gains. The S&P 500 Index returned 16.4% for the year, though it was outperformed by a number of international markets, including Canada, the United Kingdom, Europe, Hong Kong, Japan, and China.

Within the U.S., market performance became somewhat more diversified compared to the prior year. The group of large-cap technology stocks commonly referred to as the “Magnificent Seven” accounted for approximately 35% of the S&P 500’s total return in 2025, compared to approximately 50% in 2024. More broadly, companies associated with AI, including these large-cap technology firms, contributed more than half of the index’s overall return. Increased investor interest in AI-related companies also coincided with a partial recovery in the initial public offering market, particularly among technology-focused issuers.

Inflationary pressures moderated during 2025, contributing to monetary policy easing across several major economies. Central banks reduced policy interest rates, which supported financial market activity and economic conditions, despite ongoing geopolitical developments and trade policy uncertainty. Lower interest rates, along with expectations of additional monetary easing, were associated with higher market indices and increased trading. Retail investor participation remained elevated with continued engagement, particularly in equity and options markets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior year:

Global trading volumes. Worldwide, equities volumes at most major trading venues increased in the current year, while major market indices reached all-time highs in the U.S., Canada, Europe, U.K., Germany, Japan, and Australia. In the U.S., according to industry data, average daily volume in listed cash equities increased by 45%, exchange-listed equity-based options by 25%, and futures by 6%, compared to 2024. Options trading volumes have risen with the growing popularity of shorter-dated options contracts. In futures markets, volumes increased across most product segments, particularly in metals, energy, equity index, agriculture and interest rate products, as investors sought to mitigate their exposure to ongoing economic and geopolitical uncertainties.

These factors led to strong results across our major product types. Our customer equities, options, foreign exchange, and futures volumes were up 38%, 26%, 15%, and 12%, respectively, compared to the prior year.

Note that while U.S. options, futures and cash equities volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (‘‘VIX®’’), increased by 22%, from an average of 15.6 in 2024 to 18.9 in the current year, the highest annual level seen since 2022. In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. During 2025, the U.S. Federal Reserve cut the benchmark federal funds rate by a total of 75 basis points, with 25 basis point reductions at its September, October, and December meetings. This resulted in a target range of 3.50% to 3.75% at year end, the lowest level since late 2022. Over the course of the year, the U.S. Treasury yield curve moved toward normalization but remained partially inverted at year end, with short- to intermediate-term yields flat to inverted, while longer-term yields exceeded shorter-term rates. In most countries with developed financial markets, benchmark interest rates also declined during 2025 as inflationary pressures eased and central banks adjusted monetary policy accordingly.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. Higher short-term rates and uncertainty over future U.S. Federal Reserve rate policy have led us to maintain a short duration portfolio, all of which matured within three months at December 31, 2025, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, lower rates also reduce our interest expense. For example, in U.S. dollars we pay interest to customers on their qualified cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. At this benchmark rate level, we are able to earn our full 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on margin loan balances rose compared to the prior year. This increase was due to the growth in margin loan balances in the current active market environment despite the average federal funds effective rate declining to 4.21% in the current year from 5.14% in the prior year.

Higher average balances contributed to a 13% rise in net interest income over the prior year. Net interest margin declined from 2.35% in the prior year to 2.08% in the current year primarily due to lower interest rates.

Currency fluctuations. As a global broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current year, the value of the GLOBAL, as measured in U.S. dollars, increased 2.05% compared to its value at December 31, 2024, which had a positive impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part II, Item 7A of this Annual Report on Form 10-K entitled ‘‘Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Diluted earnings per share were $2.22 for the year ended December 31, 2025 (“current year”), compared to $1.73 for the year ended December 31, 2024 (“prior year”). Adjusted diluted earnings per share were $2.19 for the current year, compared to $1.76 for the prior year. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings Per Share” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K.

For the current year, our net revenues were $6,205 million and income before income taxes was $4,771 million, compared to net revenues of $5,185 million and income before income taxes of $3,695 million in the prior year. Adjusted net revenues were $6,156 million and adjusted income before income taxes was $4,722 million, compared to adjusted net revenues of $5,257 million and adjusted income before income taxes of $3,767 million in the prior year.

The financial highlights for the current year were:

•
Net interest income increased 13% from the prior year to $3,563 million, driven by higher average customer margin loans and customer credit balances, and by stronger securities lending activity.
•
Commission revenue increased 27% from the prior year to $2,149 million on higher stocks, options and futures volumes.
•
Other fees and services increased 4% from the prior year to $291 million on higher Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), market data fees and payments for order flow from exchange-mandated programs, partially offset by lower risk exposure fees.
•
Other income increased $142 million from the prior year to $202 million.
•
Execution, clearing and distribution fees expenses decreased 6% to $420 million, driven by greater capture of liquidity rebates from certain exchanges due to higher trading volumes in stocks and options, and by the elimination of SEC fees beginning in May 2025.
•
Pretax profit margin was 77%, up from 71% in the prior year. Adjusted pretax profit margin was 77%, up from 72% in the prior year.

In connection with our currency diversification strategy as of December 31, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current year, our currency diversification strategy increased our comprehensive earnings by $387 million (compared to a decrease of $222 million in the prior year), as the U.S. dollar value of the GLOBAL increased by approximately 2.05%, compared to its value as of December 31, 2024. The effects of our currency diversification strategy are reported as (1) a component of “Other Income” (loss of $4 million) in the consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (gain of $391 million) in the consolidated statements of financial condition and the consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

Certain Trends and Uncertainties

We believe that our current operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations:

•
Retail participation in the equity markets has fluctuated in the past due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.
•
Consolidation among market centers may adversely affect the value of our IB SmartRoutingSM software.
•
Competition among broker-dealers may continue to intensify.
•
Benchmark interest rates tend to fluctuate with economic conditions. Changes in interest rates may not be predictable.
•
Fiscal and/or monetary policy may change and impact the financial services business and securities markets.
•
New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny in the use of AI and information security by regulatory and legislative authorities has increased.
•
The impact of a pandemic or other public health emergency will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.
•
We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated in recent years, and changes in Chinese governmental oversight of the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia and Ukraine are not material, the war in Ukraine and related sanctions have created substantial uncertainty in the global economy and financial markets. Finally, government actions such as tariff policy changes may create uncertainty that affects volumes and volatility in the financial markets.
•
Our remaining market making activities, while not material, will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2021	646,440		27,334		673,774
2022	532,064	(18%)	26,966	(1%)	559,030	(17%)
2023	483,015	(9%)	29,712	10%	512,727	(8%)
2024	661,666	37%	63,348	113%	725,014	41%
2025	915,616	38%	121,972	93%	1,037,588	43%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	887,849		154,866		771,273,709
2022	908,415	2%	207,138	34%	330,035,586	(57%)
2023	1,020,736	12%	209,034	1%	252,742,847	(23%)
2024	1,344,855	32%	218,327	4%	307,489,711	22%
2025	1,668,228	24%	241,631	11%	421,707,895	37%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	852,169		152,787		766,211,726
2022	873,914	3%	203,933	33%	325,368,714	(58%)
2023	981,172	12%	206,073	1%	248,588,960	(24%)
2024	1,290,770	32%	214,864	4%	302,040,873	22%
2025	1,623,384	26%	240,120	12%	417,457,770	38%

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2021	35,680		2,079		5,061,983
2022	34,501	(3%)	3,205	54%	4,666,872	(8%)
2023	39,564	15%	2,961	(8%)	4,153,887	(11%)
2024	54,085	37%	3,463	17%	5,448,838	31%
2025	44,844	(17%)	1,511	(56%)	4,250,125	(22%)

(1)
Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	2025	2024	% Change
Total Accounts (in thousands)	4,399	3,337	32%
Customer Equity (in billions) [1]	$779.9	$568.2	37%
Total Customer DARTs (in thousands) [2]	3,685	2,641	40%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.68	$2.86	(6%)
Cleared Avg. DARTs per Account (Annualized)	203	213	(5%)

(1)
Excludes non-customers.
(2)
Daily average revenue trades ("DARTs") are based on customer orders.
(3)
Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

	Year-Ended December 31,
	2025	2024	2023

	(in millions, except share and per share amounts)

Revenues
Commissions	$2,149	$1,697	$1,360
Other fees and services	291	280	197
Other income (loss)	202	60	(11)
Total non-interest income	2,642	2,037	1,546

Interest income	7,782	7,339	6,230
Interest expense	(4,219)	(4,191)	(3,436)
Total net interest income	3,563	3,148	2,794
Total net revenues	6,205	5,185	4,340

Non-interest expenses
Execution, clearing and distribution fees	420	447	386
Employee compensation and benefits	626	574	527
Occupancy, depreciation and amortization	97	101	99
Communications	43	39	41
General and administrative	247	314	211
Customer bad debt	1	15	7
Total non-interest expenses	1,434	1,490	1,271
Income before income taxes	4,771	3,695	3,069
Income tax expense	414	288	257
Net income	4,357	3,407	2,812
Less net income attributable to noncontrolling interests	3,373	2,652	2,212
Net income available for common stockholders	$984	$755	$600

Earnings per share
Basic	$2.23	$1.75	$1.43
Diluted	$2.22	$1.73	$1.42

Weighted average common shares outstanding
Basic	440,931,909	432,448,796	419,860,200
Diluted	443,859,546	436,011,752	423,387,508

Comprehensive income
Net income available for common stockholders	$984	$755	$600
Other comprehensive income
Cumulative translation adjustment, before income taxes	101	(53)	30
Income taxes related to items of other comprehensive income	-	-	-
Other comprehensive income (loss), net of tax	101	(53)	30
Comprehensive income available for common stockholders	$1,085	$702	$630

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$3,373	$2,652	$2,212
Other comprehensive income - cumulative translation adjustment	290	(154)	92
Comprehensive income attributable to noncontrolling interests	$3,663	$2,498	$2,304

The table below presents our consolidated results of operations as a percent of our total net revenues for the periods indicated.

	Year Ended December 31,
	2025	2024	2023

Revenues
Commissions	35%	33%	31%
Other fees and services	5%	5%	5%
Other income (loss)	3%	1%	(0%)
Total non-interest income	43%	39%	36%

Interest income	125%	142%	144%
Interest expense	(68%)	(81%)	(79%)
Total net interest income	57%	61%	64%
Total net revenues	100%	100%	100%

Non-interest expenses
Execution, clearing and distribution fees	7%	9%	9%
Employee compensation and benefits	10%	11%	12%
Occupancy, depreciation and amortization	2%	2%	2%
Communications	1%	1%	1%
General and administrative	4%	6%	5%
Customer bad debt	0%	0%	0%
Total non-interest expenses	23%	29%	29%
Income before income taxes	77%	71%	71%
Income tax expense	7%	6%	6%
Net income	70%	66%	65%
Less net income attributable to noncontrolling interests	54%	51%	51%
Net income available for common stockholders	16%	15%	14%

Year Ended December 31, 2025 (“current year”) compared to the Year Ended December 31, 2024 (“prior year”)

Net Revenues

Total net revenues, for the current year, increased $1,020 million, or 20%, compared to the prior year, to $6,205 million. The increase in net revenues was due to higher commissions, net interest income, other income, and other fees and services.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non-cleared customers for whom we act as an execution-only broker. Our commission structure allows customers to choose between (1) an all-inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified around the world, though a substantial majority are generated on products traded in the U.S.

Commissions for the current year increased $452 million, or 27%, compared to the prior year, to $2,149 million, driven by higher customer trading volumes in stocks, options and futures. Total customer stock share and options and futures contract volumes increased 38%, 26% and 12%, respectively, from the prior year. Total DARTs for cleared and execution-only customers, for the current year, increased 40% to 3.7 million, compared to 2.6 million for the prior year. Average commission per commissionable order for cleared customers, for the current year, decreased 6% to $2.68, compared to $2.86 for the prior year, due to smaller order sizes across all products, lower average commissions per order in options, futures and forex, and greater capture of exchange liquidity rebates passed through to customers.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current year increased $11 million, or 4%, compared to the prior year, to $291 million, driven by a $9 million increase in FDIC sweep fees on higher customer balances, an $8 million increase in market data fees due to our growing customer base, and a $6 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volume; partially offset by a $20 million decrease in risk exposure fees as customers exhibited more cautious risk-taking behavior.

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

Other income, for the current year, increased $142 million, or 237%, compared to the prior year, to $202 million. This increase was mainly due to (1) $73 million related to our investing activities; (2) the non-recurrence of a $48 million loss on positions taken over as customer accommodation due to a technical issue at the New York Stock Exchange that occurred on the morning of June 3, 2024, as previously disclosed; (3) $11 million related to our currency diversification strategy; and (4) $6 million related to the remeasurement of our Tax Receivable Agreement liability, payable to Holdings.

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

Net interest income (interest income less interest expense), for the current year, increased $415 million, or 13%, compared to the prior year, to $3,563 million. The increase in net interest income was driven by higher average customer margin loans and customer credit balances, and stronger securities lending activity, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current year, increased $174 million, compared to the prior year, driven by increases of $29.6 billion, $16.5 billion and $15.1 billion in average customer credit balances, margin loans, and segregated cash and securities, respectively. Yields on all three components decreased as interest rates declined worldwide. See the “Business Environment” section above in this Item 7 for a further discussion about the change in interest rates in the current year.

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

In the current year, average securities borrowed balances increased 32%, to $7.8 billion, and average securities loaned balances increased 42%, to $19.5 billion, compared to the prior year. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current year, net interest earned from securities lending transactions increased $195 million, or 212%, compared to the prior year, driven by a higher level of short sale activity and generally higher price levels raising the notional value of the securities we lent. However, as noted above, the rise in benchmark interest rates from March 2022 to September 2024 shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances. With benchmark rates falling during 2025, the opposite shift occurred, from interest income on segregated cash to securities lending income.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $1,041 million in the current year, compared to $699 million in the prior year. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Average interest-earning assets
Segregated cash and securities	$77,217	$62,117	$59,582
Customer margin loans	69,978	53,503	41,229
Securities borrowed	7,792	5,899	5,315
Other interest-earning assets	15,167	11,180	10,114
FDIC sweeps [1,4]	5,555	4,214	3,003
	$175,709	$136,913	$119,242

Average interest-bearing liabilities
Customer credit balances	$135,487	$105,840	$96,081
Securities loaned	19,469	13,737	9,518
Other interest-bearing liabilities	170	26	1
	$155,126	$119,603	$105,600

Net Interest income
Segregated cash and securities, net [2]	$2,930	$3,024	$2,791
Customer margin loans [3]	3,230	3,012	2,278
Securities borrowed and loaned, net	287	92	276
Customer credit balances, net [3]	(3,545)	(3,595)	(3,125)
Other net interest income [1,4]	759	690	600
Net interest income [4]	$3,661	$3,223	$2,820

Net interest margin ("NIM")	2.08%	2.35%	2.36%

Annualized Yields
Segregated cash and securities	3.79%	4.87%	4.68%
Customer margin loans	4.62%	5.63%	5.53%
Customer credit balances	2.62%	3.40%	3.25%

(1)
Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.
(2)
Net interest income on "Segregated cash and securities, net" for the twelve months ended December 31, 2025, excludes approximately $26 million of interest income, recorded in the consolidated statements of comprehensive income, related to taxes withheld at source in prior periods which were determined to be fully refundable.
(3)
Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).
(4)
Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the Company's consolidated statements of comprehensive income. For the years ended December 31, 2025, 2024, and 2023, $38 million, $28 million and $19 million were reported in other fees and services, respectively. For the years ended December 31, 2025, 2024, and 2023, $86 million, $47 million and $7 million were reported in other income, respectively.

Non-Interest Expenses

Non-interest expenses, for the current year, decreased $56 million, or 4%, compared to the prior year, to $1,434 million, mainly due to a $67 million decrease in general and administrative expenses; a $27 million decrease in execution, clearing and distribution fees; and a $14 million decrease in customer bad debt; partially offset by a $52 million increase in employee compensation and benefits. As a percentage of total net revenues, non-interest expenses were 23% for the current year and 29% for the prior year.

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

Execution, clearing and distribution fees, for the current year, decreased $27 million, or 6%, compared to the prior year, to $420 million, primarily driven by (1) a $41 million decrease in exchange fees due to greater capture of liquidity rebates from certain exchanges on higher customer trading volumes in stocks and options; and (2) a $9 million net decrease in regulatory fees as the SEC Section 31 transaction fee rate was reduced to zero on May 14, 2025, partially offset by a new FINRA Consolidated Audit Trail (“CAT”) fee, which was initiated in the fourth quarter of 2024; partially offset by (3) a $20 million increase in clearing fees due higher customer trading volumes in stocks and options. SEC and CAT fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for the current year and 9% for the prior year.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current year, increased $52 million, or 9%, compared to the prior year, to $626 million, associated with a combination of staffing increases and inflation, and an increase in U.S. Social Security and Medicare and other social insurance taxes driven by the annual vesting of the Company’s Stock Incentive Plan units at a higher stock price than in the prior year. The average number of employees increased 4% to 3,085 for the current year, compared to 2,960 for the prior year. We continued to add staff worldwide to support our business expansion. As we continue to grow, our focus on automation has allowed us to maintain a relatively lean staff. As a percentage of total net revenues, employee compensation and benefits expenses were 10% for the current year and 11% for the prior year.

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

Occupancy, depreciation and amortization expenses, for the current year, decreased $4 million, or 4%, compared to the prior year, to $97 million, mainly due to lower depreciation and amortization expense. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current year and the prior year.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current year, increased $4 million, or 10%, compared to the prior year, to $43 million. As a percentage of total net revenues, communications expenses were 1% for both the current year and the prior year.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current year, decreased $67 million, or 21%, compared to the prior year, to $247 million, primarily due to the non-recurrences of $82 million related to a legal settlement and $12 million related to the consolidation of our European subsidiaries in the prior year; partially offset by a $35 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for the current year and 6% for the prior year.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us. Customer bad debt expense, for the current year decreased $14 million, or 93%, compared to the prior year, to $1 million, mainly driven by the non-recurrence of customer losses during short periods of extreme market volatility in the prior year.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current year, increased $126 million, or 44%, compared to the prior year, to $414 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S. and higher income tax rates in Europe following the adoption of the minimum effective tax rate of 15% on January 1, 2025; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.6% to 26.0%; and (4) an $8 million lower income tax benefit, compared to the prior year, due to the remeasurement of deferred tax assets related to the step-up in basis arising from the acquisition of interests in IBG LLC, primarily due to changes in the Company’s effective tax rates.

The table below presents information about our income tax expense for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions, except %)

Consolidated
Consolidated income before income taxes	$4,771	$3,695	$3,069
Exclude IBG, Inc. stand-alone (income) loss before income taxes	4	12	5
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	13	6	(1)
Operating subsidiaries income before income taxes	$4,788	$3,713	$3,073

Operating subsidiaries
Income before income taxes	$4,788	$3,713	$3,065
Income tax expense	213	142	115
Net income available to members	$4,575	$3,571	$2,950

IBG, Inc.
Average ownership percentage in IBG LLC	26.0%	25.6%	25.0%
Net income available to IBG, Inc. from operating subsidiaries	$1,192	$915	$737
IBG, Inc. stand-alone income (loss) before income taxes	(4)	(12)	5
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(3)	(2)	-
Income before income taxes	1,185	901	742
Income tax expense	201	146	142
Net income available to common stockholders	$984	$755	$600

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$213	$142	$115
Income tax expense attributable to IBG, Inc.	201	146	142
Consolidated income tax expense	$414	$288	$257

______________________________

(1)
Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of shares from the amended 2007 Stock Incentive Plan and shares held for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current year, increased $1,076 million, or 29%, compared to the prior year, to $4,771 million. Pretax profit margin was 77% for the current year and 71% for the prior year.

Comparing our operating results for the current year to the prior year using non-GAAP financial measures, adjusted net revenues were $6,156 million, up 17%; adjusted income before income taxes was $4,722 million, up 25%; and adjusted pre-tax profit margin was 77% for the current year and 72% for the prior year. See the “Non-GAAP Financial Measures” section below in this Item 7 for additional details.

Noncontrolling Interest

We are the sole managing member of IBG LLC and, as such, operate and control all of the business and affairs of IBG LLC and its subsidiaries and consolidate IBG LLC’s financial results into our financial statements. As of December 31, 2025, we held approximately 26.3% ownership interest in IBG LLC and Holdings held approximately 73.7% ownership interest in IBG LLC. We reflect Holdings’ ownership as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Our share of IBG LLC’s net income, excluding Holdings’ noncontrolling interest, for the current year was approximately 26.0%, compared to approximately 25.6% for the prior year.

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

For a discussion of changes for the year ended December 31, 2024 compared to the Year Ended December 31, 2023 refer to the Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

•
We define adjusted net revenues as net revenues adjusted to remove the effect of our currency diversification strategy, our net mark-to-market gains (losses) on investments, and the remeasurement of our Tax Receivable Agreement (“TRA”) liability.
•
We define adjusted income before income taxes as income before income taxes adjusted to remove the effect of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, and unusual bad debt expense.
•
We define adjusted net income available to common stockholders as net income available for common stockholders adjusted to remove the after-tax effects attributable to IBG, Inc. of our currency diversification strategy, our net mark-to-market gains (losses) on investments, the remeasurement of our TRA liability, unusual bad debt expense, and the remeasurement of certain deferred tax assets.
•
We define adjusted diluted EPS as adjusted net income available for common stockholders divided by the diluted weighted average number of shares outstanding for the period.

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

Remeasurement of our TRA liability represents the change in the amount payable to Holdings under the TRA, primarily due to changes in the Company’s effective tax rates, which is related to the remeasurement of the deferred tax assets described below. For further information refer to Note 4 – Equity and Earnings per Share under Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

1 Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

Adjusted net revenues (in millions)
Net revenues - GAAP	$6,205	$5,185	$4,340
Non-GAAP adjustments
Currency diversification strategy, net	4	15	80
Mark-to-market on investments	(56)	48	(46)
Remeasurement of TRA liability	3	9	(7)
Total non-GAAP adjustments	(49)	72	27
Adjusted net revenues	$6,156	$5,257	$4,367

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$4,771	$3,695	$3,069
Non-GAAP adjustments
Currency diversification strategy, net	4	15	80
Mark-to-market on investments	(56)	48	(46)
Remeasurement of TRA liability	3	9	(7)
Bad debt expense	-	-	5
Total non-GAAP adjustments	(49)	72	32
Adjusted income before income taxes	$4,722	$3,767	$3,101

Adjusted pre-tax profit margin	77%	72%	71%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$984	$755	$600
Non-GAAP adjustments
Currency diversification strategy, net	1	4	20
Mark-to-market on investments	(15)	12	(12)
Remeasurement of TRA liability	3	9	(7)
Bad debt expense	-	-	1
Income tax effect of above adjustments [1]	3	(4)	(2)
Remeasurement of deferred income taxes	(3)	(11)	7
Total non-GAAP adjustments [2]	(11)	11	8
Adjusted net income available for common stockholders [2]	$973	$766	$608

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$2.22	$1.73	$1.42
Non-GAAP adjustments
Currency diversification strategy, net	0.00	0.01	0.05
Mark-to-market on investments	(0.03)	0.03	(0.03)
Remeasurement of TRA liability	0.01	0.02	(0.02)
Bad debt expense	0.00	0.00	0.00
Income tax effect of above adjustments [1]	0.01	(0.01)	(0.00)
Remeasurement of deferred income taxes	(0.01)	(0.02)	0.02
Total non-GAAP adjustments [2]	(0.02)	0.03	0.02
Adjusted diluted EPS [2]	$2.19	$1.76	$1.44

Diluted weighted average common shares outstanding	443,859,546	436,011,752	423,387,508

(1)
The income tax effect is estimated using the statutory income tax rates applicable to the Company.
(2)
Amounts may not add due to rounding.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer-related and proprietary securities transactions, and exchange-listed marketable securities, which are marked-to-market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of December 31, 2025, total assets were $203.2 billion of which $201.1 billion, or 98.9%, were considered liquid.

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

As of December 31, 2025, liability balances in connection with securities loaned and payables to customers were higher than their average monthly balances during the current year, and short-term borrowings balance was lower than its average monthly balance during the current year.

Cash and cash equivalents held by our non-U.S. operating subsidiaries as of December 31, 2025 were $2,019 million ($1,513 million as of December 31, 2024). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of December 31, 2025, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017, which was paid over eight years ending in 2025. As a result, in the event dividends were to be paid to the Company in the future by a non-U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 23% to $20.5 billion as of December 31, 2025, from $16.6 billion as of December 31, 2024. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during 2025.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Net cash provided by operating activities	$15,811	$8,724	$4,544
Net cash used in investing activities	(171)	(44)	(52)
Net cash used in financing activities	(969)	(833)	(624)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	391	(207)	122
Increase in cash, cash equivalents, and restricted cash	$15,062	$7,640	$3,990

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $15.1 billion to $55.3 billion for the year ended December 31, 2025.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $15.8 billion in net cash from operating activities mainly driven by customer credit balances which increased $39.0 billion and securities loaned which increased $8.5 billion; partially offset by customer margin loans which increased $26.0 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $171 million in our investing activities, including strategic investments and property, equipment, and intangible assets.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $969 million in our financing activities, primarily for distributions to noncontrolling interests, dividends paid to common stockholders and payments made to Holdings under the Tax Receivable Agreement.

Year Ended December 31, 2024:

For a discussion of changes in cash flows for the year ended December 31, 2024 refer to our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Year Ended December 31, 2023:

For a discussion of changes in cash flows for the year ended December 31, 2023 refer to our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Regulatory Capital Requirements

As of December 31, 2025, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 16 – “Regulatory Requirements” to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

We expect capital expenditures to remain primarily focused on technology infrastructure, system capacity, cybersecurity, and regulatory requirements. Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were $67 million, $49 million and $49 million for the three years ended December 31, 2025, 2024, and 2023, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

Contractual Obligations Summary

Our contractual obligations principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2025.

	Payments Due by Year
	Total	2026-2027	2028-2029	Thereafter

	(in millions)

Payable to Holdings under Tax Receivable Agreement (1)	$217	$28	$33	$156
Operating leases	184	62	49	73
Total contractual cash obligations	$401	$90	$82	$229

(1)
As of December 31, 2025, contractual amounts owed under the Tax Receivable Agreement of $217 million have been reported in payables to affiliate in the consolidated financial statements, representing management’s best estimate of the amounts currently expected to be owed under the Tax Receivable Agreement. Through December 31, 2025, approximately $308 million of cumulative cash payments have been made.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of December 31, 2025, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part II, Item 7A of this Annual Report on Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of December 31, 2025, there were no definitive agreements with respect to any material acquisition.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. For example, a number of jurisdictions, including the EU countries, have enacted the Pillar Two Framework established by the OECD, which generally imposes a minimum effective tax rate of 15% in each such jurisdiction. We record tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Foreign Currency Exposure

As a result of our international activities and accumulated earnings in our non-U.S. subsidiaries, our income and equity are exposed to fluctuations in foreign exchange rates. For example, our non-U.S. subsidiaries are exposed to foreign exchange risks as described below:

•
Some of our non-U.S. subsidiaries support customer transactions in financial instruments, carry bank balances, and borrow and lend securities in various currencies in their regular course of business. At the end of each accounting period, these non-U.S. subsidiaries’ assets and liabilities are revalued into their respective functional currencies for presentation in their financial statements. The resulting foreign currency gains or losses are reported in their income statements and, as translated into U.S. dollars for U.S. GAAP purposes, in our consolidated statements of comprehensive income, as a component of “Other income.”
•
These non-U.S. subsidiaries’ financial statements are presented in their respective functional currencies, as noted above. For U.S. GAAP purposes, at the end of each accounting period, each non-U.S. subsidiary’s equity is translated at the then prevailing exchange rate into U.S. dollars and the resulting translation gain or loss is reported as OCI in our consolidated statements of financial condition and consolidated statements of comprehensive income.

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

The U.S. dollar value of the GLOBAL increased 2.05% as of December 31, 2025 compared to December 31, 2024. As of December 31, 2025, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 12/31/2024				As of 12/31/2025
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	76.6%	$12,714	1.0000	0.720	75.1%	$15,367	-1.5%
EUR	0.09	1.0353	0.093	9.9%	1,645	1.1746	0.106	11.0%	2,256	1.1%
JPY	3.91	0.0064	0.025	2.6%	439	0.0064	0.025	2.6%	533	0.0%
GBP	0.02	1.2513	0.025	2.7%	442	1.3474	0.027	2.8%	575	0.1%
CHF	0.02	1.1019	0.022	2.3%	389	1.2615	0.025	2.6%	539	0.3%
CNH	0.13	0.1363	0.018	1.9%	313	0.1433	0.019	1.9%	398	0.1%
INR	1.10	0.0117	0.013	1.4%	227	0.0111	0.012	1.3%	261	-0.1%
CAD	0.02	0.6953	0.010	1.1%	184	0.7286	0.011	1.1%	233	0.0%
AUD	0.02	0.6188	0.009	1.0%	164	0.6673	0.010	1.0%	214	0.1%
HKD	0.04	0.1287	0.005	0.5%	80	0.1285	0.004	0.5%	96	0.0%
			0.940	100.0%	$16,597		0.959	100.0%	$20,472	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of December 31, 2025.

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

Based on customer balances and investments outstanding as of December 31, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by $77 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $30 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of December 31, 2025, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by $77 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $31 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2025, we had $90.5 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

VaR and Stress Test Measures

	At December 31,	At December 31,	Average	High
Market Risk Category	2025	2024	2025	2025

	(in millions)

Trading (1)
Equities and Currencies (2)	$10	$8	$9	$10
Trading Total	$10	$8	$9	$10

Non-Trading (1)
Equities and Currencies	$35	$28	$31	$36
Fixed Income, Other (3)	0	2	1	1
Non-Trading Total	$35	$30	$32	$37

(1)
The product categories displayed in the table as “Trading” reflect activities undertaken in the Company's market making activities.

The “Non-trading” category reflects investment activities, customer facilitation activities, and foreign currency exposures of the Company's non-market making subsidiaries (i.e., its brokerage subsidiaries and information technology subsidiaries). This category also includes corporate activities in foreign exchange designed to achieve the Company's currency diversification strategy.

The average and high VaR amounts are based on the four quarter ending calculations performed in 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Interactive Brokers Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified management’s calculation of income tax expense and deferred tax assets and liabilities as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in a multitude of jurisdictions across the Company’s global operations, and its estimate of the associated income tax expense, and deferred tax assets and liabilities required a high degree of auditor judgment and increased effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to income tax expense and deferred tax assets and liabilities included, among others, the following which were performed with the assistance of our income tax specialists:

•
Testing the effectiveness of controls over income tax balances and deferred tax assets and liabilities.
•
Evaluating the Company’s income tax expense calculation, including testing the appropriateness of income tax rates applied and of income allocations among the taxing jurisdictions, and the mathematical accuracy of the calculation.
•
Evaluating the Company’s analyses supporting its conclusions as to the recognition and measurement of deferred tax assets and liabilities.
•
Evaluating management’s assessment of the Company’s ability to utilize the net deferred tax assets in future years.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2026

We have served as the Company's auditor since 1990.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$4,963	$3,633
Cash - segregated for regulatory purposes	50,332	36,600
Securities - segregated for regulatory purposes	26,521	27,846
Securities borrowed	11,589	5,369
Securities purchased under agreements to resell	7,117	6,575
Financial instruments owned, at fair value
Financial instruments owned	4,873	1,847
Financial instruments owned and pledged as collateral	109	77
Total financial instruments owned, at fair value	4,982	1,924
Receivables
Customers, less allowance for credit losses of $24 and $25 as of December 31, 2025 and December 31, 2024	90,475	64,432
Brokers, dealers, and clearing organizations	5,161	2,196
Interest	530	446
Total receivables	96,166	67,074
Other assets	1,570	1,121
Total assets	$203,240	$150,142
Liabilities and equity
Short-term borrowings	$19	$14
Securities loaned	24,751	16,248
Financial instruments sold, but not yet purchased, at fair value	740	293
Payables
Customers	154,336	115,343
Brokers, dealers, and clearing organizations	1,566	476
Affiliate	217	195
Accounts payable, accrued expenses and other liabilities	818	665
Interest	321	311
Total payables	157,258	116,990
Total liabilities	182,768	133,545
Commitments, contingencies and guarantees (see Note 14)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 4,000,000,000 shares, Issued - 446,130,605 and 436,244,236 shares, Outstanding – 445,413,716 and 435,618,452 shares as of December 31, 2025 and December 31, 2024	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding – 400 shares as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,957	1,816
Retained earnings	3,365	2,515
Accumulated other comprehensive income, net of income taxes of $0 as of both December 31, 2025 and December 31, 2024	56	(45)
Treasury stock, at cost, 716,889 and 625,784 shares as of December 31, 2025 and December 31, 2024	(16)	(7)
Total stockholders’ equity	5,363	4,280
Noncontrolling interests	15,109	12,317
Total equity	20,472	16,597
Total liabilities and equity	$203,240	$150,142

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year-Ended December 31,
(in millions, except share or per share amounts)	2025	2024	2023
Revenues
Commissions	$2,149	$1,697	$1,360
Other fees and services	291	280	197
Other income (loss)	202	60	(11)
Total non-interest income	2,642	2,037	1,546

Interest income	7,782	7,339	6,230
Interest expense	(4,219)	(4,191)	(3,436)
Total net interest income	3,563	3,148	2,794
Total net revenues	6,205	5,185	4,340

Non-interest expenses
Execution, clearing and distribution fees	420	447	386
Employee compensation and benefits	626	574	527
Occupancy, depreciation and amortization	97	101	99
Communications	43	39	41
General and administrative	247	314	211
Customer bad debt	1	15	7
Total non-interest expenses	1,434	1,490	1,271
Income before income taxes	4,771	3,695	3,069
Income tax expense	414	288	257
Net income	4,357	3,407	2,812
Less net income attributable to noncontrolling interests	3,373	2,652	2,212
Net income available for common stockholders	$984	$755	$600

Earnings per share
Basic	$2.23	$1.75	$1.43
Diluted	$2.22	$1.73	$1.42
Weighted average common shares outstanding
Basic	440,931,909	432,448,796	419,860,200
Diluted	443,859,546	436,011,752	423,387,508

Comprehensive income
Net income available for common stockholders	$984	$755	$600
Other comprehensive income
Cumulative translation adjustment, before income taxes	101	(53)	30
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	101	(53)	30
Comprehensive income available for common stockholders	$1,085	$702	$630

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$3,373	$2,652	$2,212
Other comprehensive income - cumulative translation adjustment	290	(154)	92
Comprehensive income attributable to noncontrolling interests	$3,663	$2,498	$2,304

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$4,357	$3,407	$2,812
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	41	(2)	30
Depreciation and amortization	61	67	65
Amortization of right-of-use assets	32	29	29
Employee stock plan compensation	118	112	100
Unrealized (gains) losses on other investments, net	(76)	(12)	(14)
(Gain) loss on remeasurement of Tax Receivable Agreement liability	3	10	(7)
Customer bad debt expense	1	15	7
Shares distributed to customers under IBKR Promotions	34	23	12
Non-cash capital contribution	3	—	—
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	1,325	7,540	(3,605)
Securities borrowed	(6,220)	466	(1,086)
Securities purchased under agreements to resell	(542)	(1,071)	525
Financial instruments owned, at fair value	(3,053)	(434)	(1,033)
Receivables from customers	(26,045)	(19,975)	(5,719)
Other receivables	(3,049)	(624)	1,792
Other assets	(348)	(203)	(103)
Securities loaned	8,503	4,901	2,407
Financial instruments sold, but not yet purchased, at fair value	447	100	47
Payable to customers	38,993	14,331	7,817
Other payables	1,226	44	468
Net cash provided by operating activities	15,811	8,724	4,544
Cash flows from investing activities
Purchases of other investments	(105)	(40)	(26)
Distributions received and proceeds from sales of other investments	1	45	23
Purchase of property, equipment and intangible assets	(67)	(49)	(49)
Net cash used in investing activities	(171)	(44)	(52)
Cash flows from financing activities
Short-term borrowings, net	5	(3)	(1)
Dividends paid to stockholders	(134)	(92)	(42)
Distributions to noncontrolling interests	(836)	(715)	(556)
Repurchases of common stock for employee tax withholdings	(84)	(54)	(34)
Proceeds from the sale of treasury stock	95	56	34
Payments made under the Tax Receivable Agreement	(15)	(25)	(25)
Net cash used in financing activities	(969)	(833)	(624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	391	(207)	122
Net increase in cash, cash equivalents and restricted cash	15,062	7,640	3,990
Cash, cash equivalents and restricted cash at beginning of period	40,233	32,593	28,603
Cash, cash equivalents and restricted cash at end of period	$55,295	$40,233	$32,593
Cash, cash equivalents and restricted cash
Cash and cash equivalents	4,963	3,633	3,753
Cash segregated for regulatory purposes	50,332	36,600	28,840
Cash, cash equivalents and restricted cash at end of period	$55,295	$40,233	$32,593
Supplemental disclosures of cash flow information
Cash paid for interest	$4,209	$4,190	$3,317
Cash paid for taxes, net	$316	$279	$228
Cash paid for amounts included in lease liabilities	$42	$39	$35
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$254	$39	$229
Redemption of member interests from IBG Holdings LLC	$(254)	$(39)	$(229)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$48	$41	$33
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(48)	$(41)	$(33)
Non-cash distributions to noncontrolling interests	$(69)	$—	$—
Advertising expenses paid by noncontrolling interests	$(3)	$—	$—

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Three Years Ended December 31, 2025, 2024, and 2023

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2022	412,228,592	$1	$1,581	$(6)	$1,294	$(22)	$2,848	$8,767	$11,615
Issuance of common stock in follow-on offering	10,530,992		81				81	(81)	—
Common stock distributed pursuant to stock incentive plans	5,556,128						—		—
Issuance of common stock - IBKR Promotion	400,000		2	(8)			(6)	6	—
Net distribution of common stock - IBKR Promotion				11			11	1	12
Compensation for stock grants vesting in the future			25				25	75	100
Deferred tax benefit retained - follow-on offering			4				4		4
Repurchases of common stock for employee tax withholdings under stock incentive plans				(34)			(34)		(34)
Sales of treasury stock				34			34		34
Dividends paid to stockholders - $0.025 per share					(42)		(42)		(42)
Distributions from IBG LLC to noncontrolling interests							—	(556)	(556)
Adjustments for changes in proportionate ownership in IBG LLC			33				33	(33)	—
Comprehensive income					600	30	630	2,304	2,934
Balance, December 31, 2023	428,715,712	$1	$1,726	$(3)	$1,852	$8	$3,584	$10,483	$14,067
Issuance of common stock in follow-on offering	1,332,000		12				12	(12)	—
Common stock distributed pursuant to stock incentive plans	5,396,524						—		—
Issuance of common stock - IBKR Promotion	800,000		6	(23)			(17)	17	—
Net distribution of common stock - IBKR Promotion			1	19			20	2	22
Compensation for stock grants vesting in the future			28				28	84	112
Deferred tax benefit retained - follow-on offering			1				1		1
Repurchases of common stock for employee tax withholdings under stock incentive plans				(54)			(54)		(54)
Sales of treasury stock			1	54			55	1	56
Dividends paid to stockholders [1]					(92)		(92)		(92)
Distributions from IBG LLC to noncontrolling interests							—	(715)	(715)
Adjustments for changes in proportionate ownership in IBG LLC			41				41	(41)	—
Comprehensive income					755	(53)	702	2,498	3,200
Balance, December 31, 2024	436,244,236	$1	$1,816	$(7)	$2,515	$(45)	$4,280	$12,317	$16,597
Issuance of common stock in follow-on offering	3,836,000		42				42	(42)	—
Common stock distributed pursuant to stock incentive plans	5,450,369						—		—
Issuance of common stock - IBKR Promotion	600,000		9	(33)			(24)	24	—
Net distribution of common stock - IBKR Promotion			1	24			25	3	28
Compensation for stock grants vesting in the future			32				32	86	118
Deferred tax benefit retained - follow-on offering			6				6		6
Repurchases of common stock for employee tax withholdings under stock incentive plans				(84)			(84)		(84)
Sales of treasury stock			3	84			87	8	95
Dividends paid to stockholders [2]					(134)		(134)		(134)
Distributions from IBG LLC to noncontrolling interests							—	(905)	(905)
Adjustments for changes in proportionate ownership in IBG LLC			48				48	(48)	—
Contributions to IBG LLC by noncontrolling interests with no change in proportionate ownership [3]								3	3
Comprehensive income					984	101	1,085	3,663	4,748
Balance, December 31, 2025	446,130,605	$1	$1,957	$(16)	$3,365	$56	$5,363	$15,109	$20,472
(1)
In April of 2024, the Company increased the quarterly dividend from $0.025 per share to $0.0625 per share.
(2)
In April of 2025, the Company increased the quarterly dividend from $0.0625 per share to $0.08 per share.
(3)
See Note 17 for further information.

See accompanying notes to the consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 26.3% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 170 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, Dubai, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of December 31, 2025, the Company had 3,182 employees worldwide.

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

On April 15, 2025, the Company announced its intention to effect a four-for-one forward split of its common stock in the form of a stock dividend. This was executed by the filing of an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s Board of Directors and the Company’s majority stockholder on April 14, 2025 and on April 22, 2025, respectively, that, among other things (i) increased the Company’s authorized shares of Class A common stock to 4,000,000,000 shares from 1,000,000,000 shares and (ii) increased the Company’s authorized shares of Class B Common Stock to 1,000 shares from 100 shares to accommodate the stock split. Each holder of record of common stock as of the close of market on June 16, 2025, received three additional shares of common stock. All prior period shares, per share amounts and stock incentive awards presented herein have been retroactively adjusted to reflect the stock split.

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

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of December 31, 2025, the Company was not the primary beneficiary of any VIEs. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements and accompanying notes. These estimates

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Securities - Segregated for Regulatory Purposes

As a result of customer activities, certain operating subsidiaries are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is reported in “Cash, cash equivalents and restricted cash” in the consolidated statements of cash flows.

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	December 31,
	2025	2024

	(in millions)

U.S. and foreign government securities	$6,031	$6,460
Municipal securities	66	33
Securities purchased under agreements to resell [1]	17,981	21,353
Securities borrowed [1]	2,443	-
	$26,521	$27,846

(1)
These balances are collateralized by U.S. government securities.

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

Securities lending fees received and paid by the Company are reported in “Interest income” and “Interest expense,” respectively, in the consolidated statements of comprehensive income.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices, or if not available, are valued by the Company based on internal estimates (see Fair Value above). The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported in “Financial instruments owned and pledged as collateral” in the consolidated statements of financial condition.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer Receivables and Payables

Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are reported in “Customer bad debt” in the consolidated statements of comprehensive income (see Current Expected Credit Losses above).

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

Investments

The Company makes certain strategic investments related to its business which are reported in “Other assets” in the consolidated statements of financial condition. The Company accounts for these investments as follows:

•
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
•
At fair value, if the investment in equity securities has a readily determinable fair value.
•
At adjusted cost, if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

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

The table below presents the composition of the Company’s investments for the periods indicated.

	December 31,
	2025	2024

	(in millions)

Equity method investments [1]	$159	$172
Investments in equity securities at adjusted cost [2]	39	29
Investments in equity securities at fair value [2]	88	32
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$288	$235

(1)
The Company’s share of income or losses is reported in “Other income” in the consolidated statements of comprehensive income.
(2)
These investments do not qualify for the equity method of accounting. Dividends received are reported in “Other income” in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are reported in “Other assets” in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the consolidated statements of financial condition and any resulting gain or loss is reported in “Other income” in the consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

Operating lease expense is recognized on a straight-line basis over the lease term and is reported in “Occupancy, depreciation and amortization” in the consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported in “Commissions” in the consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. The Company’s IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades. See Note 8 for further information on revenue from contracts with customers.

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), and other fees and services charged to customers, which are reported in "Other fees and services" in the consolidated statements of comprehensive income. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are reported in “Interest income” and “Interest expense,” respectively, in the consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are reported net within “Execution, clearing and distribution fees” in the consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are reported net within “Commissions” in the consolidated statements of comprehensive income.

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

Notes to Consolidated Financial Statements

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A number of jurisdictions, including the European Union countries, have adopted the Pillar Two Framework established by the Organization for Economic Cooperation and Development (“OECD”), which generally imposes a minimum effective tax rate of 15% in each such jurisdiction. The Pillar Two Framework is highly complex and continues to undergo significant changes. The Company is continuing to evaluate the potential impact of the Pillar Two Framework and similar legislation, but based on current guidance, the Company believes that its results of operations, financial condition and cash flows will not be materially impacted by such Pillar Two Framework.

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

Standards Adopted During 2025

Standard	Summary of guidance	Effect on financial statements
Income Taxes (Topic 740) Issued December 2023
•
Requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold.
•
Requires companies to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid.
•
Requires companies to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.

•
Effective for annual periods beginning after December 15, 2024
•
The Company adopted these requirements as of December 31, 2025, and included the required disclosures in the notes to the consolidated financial statements - see Note 11 - Income Taxes.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FASB Standards issued but not adopted as of December 31, 2025

Standard	Summary of guidance	Effect on financial statements
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Issued November 2024
•
Requires companies to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption.
•
Requires companies to include certain amounts already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements.
•
Disclose the total amount of selling expenses and the company's definition of selling expenses
•
Requires companies to disclose a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated.

•
Effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.
•
The Company is currently assessing the impact to its consolidated financial statements.

Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets Issued July 2025
•
Provides all companies with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets.
•
In developing reasonable and supportable
forecasts as part of estimating expected credit
losses, all companies may elect a practical
expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

•
Effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods.
•
The Company is currently assessing the impact to its consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) Issued September 2025
•
Requires companies to start capitalizing software costs when management has authorized and committed to funding the project and it is probable that the project will be completed, and the software will be used to perform the function intended.
•
Requires companies to determine whether there is significant uncertainty associated with development activities that would prevent it from reaching the probable-to-complete recognition threshold.

•
Effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual periods.
•
The Company is currently assessing the impact to its consolidated financial statements.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s equity as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is reported in “Other income” in the consolidated statements of comprehensive income.

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

The Company’s exposure to credit risk is limited as contracts entered into are settled directly at securities and commodities clearing houses or are settled through member firms and banks with substantial financial and operational resources. Over-the-counter transactions, such as securities lending and contracts for differences (“CFDs”), are marked to market daily and are conducted with counterparties that have undergone a thorough credit review. The Company seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2025, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off-Balance Sheet Risks

The Company may be exposed to a risk of loss not reflected in the consolidated financial statements to settle futures and certain over-the-counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk as the Company’s cost to liquidate such contracts may exceed the amounts reported in the consolidated statements of financial condition.

4. Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of December 31, 2025.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,612,825	1,250,737,416	1,696,350,241

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31,
	2025			2024
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	4,000,000,000	446,130,605	445,413,716	4,000,000,000	436,244,236	435,618,452
Class B common stock	1,000	400	400	1,000	400	400
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are reported in “Other assets” in the consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of December 31, 2025 and 2024, the unamortized balance of these deferred tax assets was $222 million and $196 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported in “Payable to affiliate” in the consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to “Additional paid-in capital” in the consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid-in capital arising from stock offerings from the date of the IPO through December 31, 2025 were $727 million, $618 million and $109 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $308 million through December 31, 2025 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, the Company reserved 360 million shares, 1.440 billion shares on a post-split basis, of authorized common stock for future sales and redemptions. From 2008 through 2010, Holdings redeemed 20,053,036 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2024, IBG, Inc. issued 161,777,780 shares of common stock (with a fair value of $2.0 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 30, 2025, the Company filed a Prospectus Supplement on Form 424B5 (File Number 333-273451) with the SEC to issue 3,836,000 shares of common stock (with a fair value of $254 million) in exchange for an equivalent number of shares of member interest in IBG LLC.

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 2,520,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 4,000,000 shares of common stock to be issued under these promotions. From 2019 through 2025, the Company issued 3,080,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 26.3%, with Holdings owning the remaining 73.7% as of December 31, 2025. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.6% as of December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Year-Ended December 31,
	2025	2024	2023

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$984	$755	$600
Weighted average shares of common stock outstanding
Class A	440,931,509	432,448,396	419,859,800
Class B	400	400	400
	440,931,909	432,448,796	419,860,200
Basic earnings per share	$2.23	$1.75	$1.43

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Year-Ended December 31,
	2025	2024	2023

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$984	$755	$600
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	440,931,509	432,448,396	419,859,800
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	2,927,637	3,562,956	3,527,308
Class B	400	400	400
	443,859,546	436,011,752	423,387,508
Diluted earnings per share	$2.22	$1.73	$1.42

Member Distributions and Stockholder Dividends

During the three years ended December 31, 2025, 2024, and 2023, IBG LLC made distributions totaling $1,224 million, $961 million and $741 million to its members, of which IBG, Inc.’s proportionate share was $319 million, $246 million and $185 million, respectively. During 2023, the Company paid quarterly cash dividends of $0.025 per share of common stock, totaling $42 million. In April of 2024, the Company increased its quarterly cash dividend from $0.025 to $0.0625 per share of common stock, paying cash dividends totaling $92 million during 2024. In April of 2025, the Company increased its quarterly cash dividend from $0.0625 to $0.08 per share of common stock, paying cash dividends totaling $134 million during 2025.

On January 20, 2026, the Company declared a cash dividend of $0.08 per share of common stock, payable on March 13, 2026, to stockholders of record as of February 27, 2026.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$1,085	$702	$630

Earnings per share on comprehensive income
Basic	$2.46	$1.62	$1.50
Diluted	$2.44	$1.61	$1.49
Weighted average common shares outstanding
Basic	440,931,909	432,448,796	419,860,200
Diluted	443,859,546	436,011,752	423,387,508

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

	Financial Assets at Fair Value as of December 31, 2025

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,031	$—	$—	$6,031
Municipal securities	—	66	—	66
Total securities segregated for regulatory purposes	6,031	66	—	6,097

Financial instruments owned, at fair value
Stocks	4,780	—	—	4,780
Options	23	49	—	72
U.S. and foreign government securities	63	—	—	63
Precious metals	—	50	—	50
Currency forward contracts	—	17	—	17
Total financial instruments owned, at fair value	4,866	116	—	4,982

Other assets
Customer-held fractional shares	428	—	—	428
Other investments in equity securities	88	—	—	88
Total other assets	516	—	—	516
Total financial assets at fair value	$11,413	$182	$—	$11,595

	Financial Liabilities at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$199	$—	$—	$199
Options	15	483	—	498
Precious metals	—	42	—	42
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	214	526	—	740

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	428	—	—	428
Total accounts payable, accrued expenses and other liabilities	428	—	—	428
Total financial liabilities at fair value	$642	$526	$—	$1,168

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,460	$—	$—	$6,460
Municipal securities	—	33	—	33
Total securities segregated for regulatory purposes	6,460	33	—	6,493

Financial instruments owned, at fair value
Stocks	1,763	—	—	1,763
Options	84	—	—	84
U.S. and foreign government securities	54	—	—	54
Mutual funds	2	—	—	2
Precious metals	—	21	—	21
Currency forward contracts	—	—	—	—
Total financial instruments owned, at fair value	1,903	21	—	1,924

Other assets
Customer-held fractional shares	260	—	—	260
Other investments in equity securities	32	—	—	32
Total other assets	292	—	—	292
Total financial assets at fair value	$8,655	$54	$—	$8,709

	Financial Liabilities at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$116	$—	$—	$116
Options	96	—	—	96
Precious metals	—	18	—	18
Currency forward contracts	—	63	—	63
Total financial instruments sold, but not yet purchased, at fair value	212	81	—	293

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	260	—	—	260
Total accounts payable, accrued expenses and other liabilities	260	—	—	260
Total financial liabilities at fair value	$472	$81	$—	$553

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the year ended December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities.

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$4,963	$4,963	$4,963	$—	$—
Cash - segregated for regulatory purposes	50,332	50,332	50,332	—	—
Securities - segregated for regulatory purposes	20,424	20,424	—	20,424	—
Securities borrowed	11,589	11,589	—	11,589	—
Securities purchased under agreements to resell	7,117	7,117	—	7,117	—
Receivables from customers	90,475	90,475	—	90,475	—
Receivables from brokers, dealers and clearing organizations	5,161	5,161	—	5,161	—
Interest receivable	530	530	—	530	—
Other assets	70	71	—	32	39
Total financial assets, not measured at fair value	$190,661	$190,662	$55,295	$135,328	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$19	$19	$—	$19	$—
Securities loaned	24,751	24,751	—	24,751	—
Payables to customers	154,336	154,336	—	154,336	—
Payables to brokers, dealers and clearing organizations	1,566	1,566	—	1,566	—
Interest payable	321	321	—	321	—
Total financial liabilities, not measured at fair value	$180,993	$180,993	$—	$180,993	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$3,633	$3,633	$3,633	$—	$—
Cash - segregated for regulatory purposes	36,600	36,600	36,600	—	—
Securities - segregated for regulatory purposes	21,353	21,353	—	21,353	—
Securities borrowed	5,369	5,369	—	5,369	—
Securities purchased under agreements to resell	6,575	6,575	—	6,575	—
Receivables from customers	64,432	64,432	—	64,432	—
Receivables from brokers, dealers and clearing organizations	2,196	2,196	—	2,196	—
Interest receivable	446	446	—	446	—
Other assets	30	32	—	3	29
Total financial assets, not measured at fair value	$140,634	$140,636	$40,233	$100,374	$29

Financial liabilities, not measured at fair value
Short-term borrowings	$14	$14	$—	$14	$—
Securities loaned	16,248	16,248	—	16,248	—
Payables to customers	115,343	115,343	—	115,343	—
Payables to brokers, dealers and clearing organizations	476	476	—	476	—
Interest payable	311	311	—	311	—
Total financial liabilities, not measured at fair value	$132,392	$132,392	$—	$132,392	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	December 31, 2025
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)

Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$17,981 [1]	$—		$17,981	$(17,981)	$—
Segregated securities borrowed	2,443 [1]	—		2,443	(2,367)	76

Securities borrowed	11,589	—		11,589	(11,241)	348
Securities purchased under agreements to resell	7,117	—		7,117	(7,117)	—
Financial instruments owned, at fair value
Options	72	—		72	(64)	8
Currency forward contracts	17	—		17	—	17
Total	$39,219	$—		$39,219	$(38,770)	$449

Offsetting of financial liabilities
Securities loaned	$24,751	$—		$24,751	$(23,261)	$1,490
Financial instruments sold, but not yet purchased, at fair value
Options	498	—		498	(64)	434
Currency forward contracts	1	—		1	—	1
Total	$25,250	$—		$25,250	$(23,325)	$1,925

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
	Gross	Amounts		Net Amounts	Amounts Not Offset
	Amounts	Offset in the		Presented in	Consolidated
	of Financial	Consolidated		Consolidated	Statements of
	Assets and	Statements of		Statements of	Financial Condition
	Liabilities	Financial		Financial	Cash or Financial	Net
	Recognized	Condition	[2]	Condition	Instruments	Amount

	(in millions)

Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$21,353 [1]	$—		$21,353	$(21,353)	$—

Securities borrowed	5,369	—		5,369	(5,159)	210
Securities purchased under agreements to resell	6,575	—		6,575	(6,575)	—
Financial instruments owned, at fair value
Options	84	—		84	(69)	15
Currency forward contracts	—	—		—	—	—
Total	$33,381	$—		$33,381	$(33,156)	$225

Offsetting of financial liabilities
Securities loaned	$16,248	$—		$16,248	$(15,105)	$1,143
Financial instruments sold, but not yet purchased, at fair value
Options	96	—		96	(69)	27
Currency forward contracts	63	—		63	—	63
Total	$16,407	$—		$16,407	$(15,174)	$1,233

(1)
As of December 31, 2025 and 2024, the Company had $18.0 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.4 billion and $0 billion, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.
(2)
As of December 31, 2025 and 2024, the Company did not have any balances eligible for netting in accordance with ASC Topic 210-20.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	December 31, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$24,596	$—	$—	$—	$24,596
Corporate bonds	145	—	—	—	145
Foreign government securities	10	—	—	—	10
Total securities loaned	$24,751	$—	$—	$—	$24,751

	December 31, 2024
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$16,215	$—	$—	$—	$16,215
Corporate bonds	33	—	—	—	33
Total securities loaned	$16,248	$—	$—	$—	$16,248

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of December 31, 2025 and 2024, approximately $90.5 billion and $64.4 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	December 31, 2025		December 31, 2024
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions [1]	$197,478	$17,204	$134,407	$8,342
Securities purchased under agreements to resell transactions [1]	24,947	24,225	27,988	26,678
Customer margin assets	115,846	31,410	87,809	21,465
	$338,271	$72,839	$250,204	$56,485

(1)
As of December 31, 2025 and 2024, the Company had $18.0 billion and $21.4 billion, respectively, of securities purchased under agreements to resell, and $2.4 billion and $0, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of December 31, 2025 and 2024, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	December 31,
	2025	2024

	(in millions)

Stocks	$47	$25
U.S. and foreign government securities	62	52
	$109	$77

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

•
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
•
Market data fees are charged to customers for market data services to which they subscribe that the Company delivers. The Company recognizes revenue monthly as the performance obligation is satisfied over time by continually providing market data for the period. Market data fees are collected monthly, generally in advance.
•
Risk exposure fees are charged to customers who carry positions with a market risk that exceeds defined thresholds. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time by the Company taking on the additional risk of account liquidation and potential losses due to insufficient margin. Risk exposure fees are collected daily.
•
Payments for order flow are earned from various options exchanges based upon options trading volume originated by the Company that meets certain criteria. The Company recognizes revenue daily as the performance obligation is satisfied at a point in time on customer orders that qualify for payments subject to exchange-mandated programs. Payments for order flow are collected monthly, in arrears.
•
FDIC sweep fees are earned from the banks that participate in the Company’s Insured Bank Deposit Sweep Program with respect to the Company’s customers’ funds deposited with each participating bank. The Company recognizes revenue daily as the performance obligation is satisfied when customer funds are swept to their FDIC insured accounts with the participating banks.

The Company also earns revenues from other services, including minimum activity fees, order cancelation or modification fees, position transfer fees, telecommunications fees, and withdrawal fees, among others.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Geographic location [1]
United States	$1,482	$1,230	$968
International	958	747	589
	$2,440	$1,977	$1,557

Major types of services
Commissions	$2,149	$1,697	$1,360
Market data fees [2]	79	71	70
Risk exposure fees [2]	80	100	46
Payments for order flow [2]	51	45	31
FDIC sweep fees [2]	37	28	19
Other [2]	44	36	31
	$2,440	$1,977	$1,557

(1)
Based on the location of the subsidiaries in which the revenues are recorded.
(2)
Reported in “Other fees and services” in the consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $34 million and $31 million, as of December 31, 2025 and 2024, respectively, are reported in “Other assets” in the consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the consolidated statements of financial condition. As of December 31, 2025 and 2024, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the consolidated statements of financial condition. As of December 31, 2025 and 2024, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Other Income (Loss)

The table below presents the components of other income (loss) for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Principal transactions [1]	$197	$127	$48
Gains (losses) from currency diversification strategy, net	(4)	(15)	(80)
Other, net	9	(52)	21
	$202	$60	$(11)

(1)
Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Reported in “Employee compensation and benefits” in the consolidated statements of comprehensive income were $8 million, $8 million and $7 million of plan contributions for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and compliance with non-competition and other applicable covenants. The vesting and distribution of grants prior to December 31, 2021 remain in accordance with the following schedule: (a) 10% on the first vesting date, which is on or about May 9 of each year; and (b) an additional 15% on each of the following six anniversaries of the first vesting.

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five-year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 170,902 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	123,044,212		$945
December 31, 2023	5,031,288		102
December 31, 2024	2,481,284	[1]	112
December 31, 2025	1,876,533		121
Total awards granted since inception	132,433,317		$1,280

(1)
Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the year ended December 31, 2025.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the consolidated statements of comprehensive income was $118 million, $112 million and $100 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of December 31, 2025 are $39 million.

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

			Intrinsic Value
			of SIP Shares
	Stock		which Vested and
	Incentive Plan		were Distributed
	Units		($ millions) [1]
Balance, December 31, 2022	19,027,044
Granted	5,031,288
Canceled	(81,920)
Distributed	(5,556,128)		$108
Balance, December 31, 2023	18,420,284
Granted	2,481,284	[2]
Canceled	(172,084)
Distributed	(5,396,524)		$161
Balance, December 31, 2024	15,332,960
Granted	1,876,533
Canceled	(138,341)
Distributed	(5,450,369)		$253
Balance, December 31, 2025	11,620,783

(1)
Intrinsic value of SIP units distributed represents the compensation value reported to the participants.
(2)
Stock Incentive Plan number of granted restricted stock units related to 2024 was adjusted by 12,796 additional restricted stock units during the year ended December 31, 2025.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through December 31, 2025, a total of 5,982,644 restricted stock units have been distributed under these post-employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Income Taxes

Income tax expense for the three years ended December 31, 2025, 2024, and 2023 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the common stock offerings (see Note 4), differences in the valuation of financial assets and liabilities, net operating losses and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different periods for accounting and income tax return purposes.

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

The table below presents the components of the provision for income taxes for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Income before provision for income taxes
Domestic	$3,662	$2,786	$2,316
Foreign	1,109	909	753
Total	$4,771	$3,695	$3,069

Current
Federal	$141	$133	$104
State and local	36	22	14
Foreign	196	135	109
Total current	373	290	227
Deferred
Federal	43	8	27
State and local	1	(9)	4
Foreign	(3)	(1)	(1)
Total deferred	41	(2)	30
	$414	$288	$257

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company’s effective tax rate for the periods indicated.

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount		Amount		Amount
	($ millions)	Percentage	($ millions)	Percentage	($ millions)	Percentage

U.S. Federal statutory tax rate	$1,002	21.0%	$776	21.0%	$645	21.0%
State and local income taxes, net of federal income taxes	22	0.5%	8	0.2%	21	0.7%
Foreign tax effects
Hong Kong [1]			(48)	-1.3%	(39)	-1.3%
Other foreign rate differential	(37)	-0.8%	(7)	-0.2%	(13)	-0.4%
Effect of cross-border tax laws	(14)	-0.3%	—	0.0%	1	0.0%
Tax credits	(1)	0.0%	—	0.0%	(1)	0.0%
Changes in valuation allowances	(1)	0.0%	—	0.0%	—	0.0%
Nontaxable or nondeductible items	(6)	-0.1%	(3)	-0.1%	2	0.1%
Changes in unrecognized tax benefits	10	0.2%	1	0.0%	—	0.0%
Other adjustments
Flow through income allocated to noncontrolling interest	(557)	-11.7%	(433)	-11.7%	(359)	-11.7%
Other miscellaneous	(4)	-0.1%	(6)	-0.2%	—	0.0%
Effective income tax rate	$414	8.7%	$288	7.8%	$257	8.4%

(1)
The foreign rate differential amount for Hong Kong for the year ended December 31, 2025 does not meet the 5% disaggregation threshold and is therefore included in "Other foreign rate differential" amount.

The table below presents significant components of the Company’s deferred tax assets and liabilities, which are reported in "Other assets" and in "Accounts payable, accrued expenses and other liabilities", respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,
	2025	2024	2023

	(in millions)

Deferred tax assets
Arising from the acquisition of interests in IBG LLC	$222	$196	$197
Deferred compensation	22	19	17
Other	28	35	31
Total deferred tax assets	272	250	245
Deferred tax liabilities
Foreign	—	3	4
Other	23	10	10
Total deferred tax liabilities	23	13	14
Net deferred tax assets	$249	$237	$231

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the cash taxes paid to U.S. federal, state and non-U.S. for the periods indicated.

	December 31,
	2025	2024

	(in millions)

Cash taxes paid
Federal	$147	$140
State	21	8
Foreign
Canada	42	43
Ireland	40	23
Hong Kong	26	31
All other foreign	40	34
Total cash taxes paid	$316	$279

As of and for the years ended December 31, 2025 and 2024, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2025, the Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations for tax years before 2011.

As of December 31, 2025, accumulated earnings held by non-U.S. subsidiaries totaled $4.3 billion ($3.2 billion as of December 31, 2024), of which $4.1 billion of such earnings are indefinitely reinvested abroad due to regulatory and other capital requirements and business needs in foreign jurisdictions. As a result, the Company has not provided for its proportionate share of additional foreign taxes or deferred U.S. taxes with respect to gains/or losses on previously taxed earnings and profits computed under Section 986 of the Internal Revenue Code ("IRC") and any local foreign withholding taxes associated with the repatriation of such earnings and profits. If the Company were to record a deferred tax liability due to a hypothetical repatriation of such earnings and profits, the estimated amount of such taxes would be approximately $58 million as of December 31, 2025.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, as of December 31, 2025, the Company has recorded a reserve of $12 million (including interest) for uncertain tax positions primarily related to an Internal Revenue Services ("IRS") audit of IRC Section 199 Domestic Production Activities deductions and certain U.S. state income tax liabilities.

On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and domestic research cost expensing. Additionally, OBBBA modifies the rules for Global Intangible Low Taxed Income (“GILTI”), renamed as Net CFC Tested Income (“NCTI”) under the OBBBA. ASC Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances be recognized in the period in which the legislation is enacted. The Company included the impact of the OBBBA on its consolidated financial statements as of December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of December 31, 2025, the weighted-average remaining lease term on these leases is approximately 7.0 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.91%. For the year ended December 31, 2025, right-of-use assets obtained under new operating leases were $63 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	December 31,	December 31,
	2025	2024

	(in millions)

Right-of-use assets [1]	$137	$102
Lease liabilities [1]	$152	$121

(1)
Right-of-use assets are reported in “Other assets” and lease liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the consolidated statements of financial condition.

The table below presents balances reported in the consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Operating lease cost	$37	$34	$35
Variable lease cost	7	6	6
Total lease cost	$44	$40	$41

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

December 31, 2025

(in millions)

2026	$32
2027	30
2028	25
2029	24
2030	18
Thereafter	55
Total undiscounted operating lease payments	184
Less: imputed interest	(32)
Present value of operating lease liabilities	$152

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are reported in “Other assets” in the consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment. The table below presents balances related to property, equipment and intangible assets for the periods indicated.

	December 31,
	2025	2024

	(in millions)

Leasehold improvements	$23	$28
Computer equipment	84	67
Office furniture and equipment	16	15
	123	110
Less - accumulated depreciation and amortization	(63)	(51)
Property and equipment, net	60	59

Internally developed software	94	88
Other intangible assets	4	4
Less - accumulated amortization	(46)	(44)
Intangible assets, net	52	48
Total property, equipment, and intangible assets, net	$112	$107

Depreciation and amortization of $61 million, $67 million and $65 million, for the three years ended December 31, 2025, 2024, and 2023, respectively, is reported in “Occupancy, depreciation and amortization” in the consolidated statements of comprehensive income. Amortization expense related to the Company’s intangible assets as of December 31, 2025 is expected to be approximately $28 million, $18 million and $6 million, for years ended December 31, 2026, 2027, and 2028, respectively.

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of December 31, 2025 and 2024, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On March 24, 2022, Harris Brumfield, the successor-in-interest to the patents-in-suit, filed a notice of appeal with the Court of Appeals of the Federal Circuit. After briefing on the appeal, oral argument was held on January 8, 2024. On March 27, 2024, the Federal Circuit affirmed the District Court’s judgment. On May 15, 2024, Harris Brumfield petitioned the Federal Circuit for a panel rehearing and rehearing en banc. On August 5, 2024, the Federal Circuit denied the petition and issued the mandate of the court on August 12, 2024. Harris Brumfield filed a petition for a writ of certiorari with the Supreme Court of the United States on January 2, 2025. On April 21, 2025, the Supreme Court denied Harris Brumfield's petition for certiorari. On May 16, 2025, Harris Brumfield filed a petition for rehearing with the Supreme Court of the United States, which was denied by the Court on June 16, 2025. The judgment amount, including interest and costs, was paid by the Defendants to Harris Brumfield on June 18, 2025, concluding the matter.

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

On August 15, 2025, the parties disclosed to the District Court that a settlement in principle had been reached. On January 20, 2026, the parties signed a class action settlement agreement, which received preliminary approval from the District Court on January 27, 2026. The Court's fairness hearing for the settlement is scheduled for June 17, 2026.

Regulatory Matters

IB LLC identified several issues dating back to 2016 related to the Company’s compliance with sanctions regulations, predominantly concerning the facilitation of transactions in countries, or by entities, sanctioned by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. The Company made voluntary self-disclosures to OFAC, received additional inquiries from OFAC related to the Company’s sanctions compliance program, and cooperated with the investigation. On July 15, 2025, OFAC announced that IB LLC had settled the matter and paid OFAC a penalty of $11.8 million, concluding the matter.

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

In connection with its retail brokerage business, IB LLC or other brokerage operating subsidiaries perform securities and commodities execution, clearance and settlement on behalf of their customers for whom they commit to settle trades submitted by such customers with the respective clearing houses. If a customer fails to fulfill its settlement obligations, the respective operating subsidiary must fulfill those settlement obligations. No contingent liability is carried on the consolidated statements of financial condition for such customer obligations.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Segment Reporting and Geographic Information

Segment Reporting

The Company has a single reportable segment, brokerage, which is managed on a consolidated basis since the Company’s chief operating decision maker (“CODM”) assesses performance and allocates resources on a consolidated basis based on income before income taxes and net income as reported on the consolidated statements of comprehensive income. The Company’s CODM is its Chief Executive Officer and President.

The brokerage segment provides execution, clearing and settlement of trades globally for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. The brokerage segment derives revenue from customers in the U.S. and international markets by routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 170 electronic exchanges and market centers in 40 countries and 29 currencies around the world, and by offering custody, prime brokerage, and securities and margin lending services to customers. In addition, brokerage customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies.

Since the brokerage segment is managed on a consolidated basis, no reconciling items exist between segment and the consolidated amounts reported in these financial statements, including total assets and segment assets. The accounting policies of the brokerage segment are the same as those described in the summary of significant accounting policies in Note 2.

The table below presents selected financial information, including significant expenses, for the Company’s single operating segment for the periods indicated.

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Total net revenues	$6,205	$5,185	$4,340

Significant Expenses
Transaction based fees [1]	335	364	308
Non-transaction based fees [1]	85	83	78
Employee compensation [2]	574	533	486
Advertising [3]	102	67	47
Other expenses [4]	338	443	352
Total non-interest expenses	1,434	1,490	1,271
Income before income taxes	4,771	3,695	3,069
Income tax expense	414	288	257
Net income	$4,357	$3,407	$2,812

Total Segment Assets	$203,240	$150,142	$128,251

(1)
Reported in “Execution, clearing and distribution fees” in the consolidated statements of comprehensive income.
(2)
Reported in “Employee compensation and benefits” in the consolidated statements of comprehensive income.
(3)
Reported in “General and administrative” in the consolidated statements of comprehensive income.
(4)
Includes “Occupancy, depreciation and amortization”; “Communications”; “Customer bad debt”; employee benefits and other personnel expenses reported in “Employee compensation and benefits”; and professional services, legal and regulatory matters, and other administrative expenses reported in “General and administrative” in the consolidated statements of comprehensive income.

Interest income and expense is disclosed in the consolidated statements of comprehensive income. Depreciation and amortization expense is disclosed in Note 13 – Property, Equipment and Intangible Assets.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 170 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International operations are conducted in 39 countries in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Year-Ended December 31,
	2025	2024	2023

	(in millions)

Net revenues
United States	$4,324	$3,589	$3,028
International	1,881	1,596	1,312
Total net revenues	$6,205	$5,185	$4,340
Income before income taxes
United States	$3,662	$2,786	$2,316
International	1,109	909	753
Total income before income taxes	$4,771	$3,695	$3,069

16. Regulatory Requirements

As of December 31, 2025, aggregate excess regulatory capital for all operating subsidiaries was $14.1 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of December 31, 2025.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$10,609	$1,785	$8,824
IBHK	1,685	547	1,138
IBIE	1,698	403	1,295
Other regulated operating subsidiaries	2,986	192	2,794
	$16,978	$2,927	$14,051

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of December 31, 2025, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Related Party Transactions

Receivable from affiliate, reported in “Other assets” in the consolidated statements of financial condition, represents amounts advanced to Holdings and payable to affiliate represents amounts payable to Holdings under the Tax Receivable Agreement (see Note 4).

The table below presents the receivables from and payables to directors, officers, and their affiliates which are reported in receivables from and payables to customers, respectively, in the consolidated statements of financial condition for the periods indicated.

	December 31,	December 31,
	2025	2024

	(in millions)

Receivables from directors, officers and their affiliates	$171	$44
Payables to directors, officers, and their affiliates	$1,249	$1,320

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

During the year ended December 31, 2025, an affiliate of the Company’s founder and Chairman, Mr. Thomas Peterffy, entered into agreements to fund certain advertising campaigns on behalf of IB LLC (the “Agreements”). The fees under the Agreements were paid directly by Mr. Peterffy’s affiliate. On September 30, 2025, IB LLC amended its operating agreement to allow Mr. Peterffy to make additional capital contributions to IB LLC provided that such additional contributions shall not alter Mr. Peterffy's ownership percentage interests in IB LLC and shall be made for the benefit of IB LLC to offset certain expenses which Mr. Peterffy or his affiliates have contractually agreed to pay. During the year ended December 31, 2025, Mr. Peterffy made additional non-cash capital contributions to IB LLC totaling $3 million to fund advertising campaigns pursuant to the Agreements. These contributions were made in Mr. Peterffy's capacity as a related party and were not made pursuant to any contractual obligation or agreement requiring repayment by the Company.

These contributions are reported in “Noncontrolling interest” in the consolidated statements of financial condition and the related advertising expenses are reported in “General and administrative” and are allocated 100% to “Income attributable to non-controlling interest” in the consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18. Parent Company Condensed Financial Statements

The preparation of the Parent Company Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the condensed financial statements.

Parent Company Only – Condensed Statements of Financial Condition

	December 31,
(in millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$1	$1
Investments in subsidiaries, equity basis	5,366	4,270
Other assets	255	233
Total assets	$5,622	$4,504
Liabilities and Equity
Liabilities:
Payable to affiliates	$217	$195
Accrued expenses and other liabilities	42	29
	259	224
Stockholders' equity:
Common stock, $0.01 par value per share:
Class A – Authorized - 4,000,000,000, Issued - 446,130,605 and 436,244,236 shares, Outstanding – 445,413,716 and 435,618,452 shares as of December 31, 2025 and 2024	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding - 400 as of December 31, 2025 and 2024	—	—
Additional paid-in capital	1,957	1,816
Retained earnings	3,365	2,515
Accumulated other comprehensive income, net of income taxes of $0 and $0 as of December 31, 2025 and 2024	56	(45)
Treasury stock, at cost, 716,889 and 625,784 shares as of December 31, 2025 and 2024	(16)	(7)
Total equity	5,363	4,280
Total liabilities and equity	$5,622	$4,504

(1)
As of December 31, 2025 and 2024, receivables from affiliates were immaterial.
(2)
As of December 31, 2025 and 2024, respectively, payable to affiliates of $217 million and $195 million consisted primarily of amounts payable to Holdings under the Tax Receivable Agreement.

Parent Company Only – Condensed Statements of Comprehensive Income

	Year-Ended December 31,
(in millions)	2025	2024	2023
Income (loss) before income from subsidiaries	$(4)	$(12)	$5
Undistributed gains of subsidiaries, net	1,189	913	737
Income tax expense	201	146	142
Net income	$984	$755	$600

Net income available for common stockholders	$984	$755	$600
Cumulative translation adjustment, net of tax	101	(53)	30
Comprehensive income available for common stockholders	$1,085	$702	$630

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Parent Company Only – Condensed Statements of Cash Flows

	Year-Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$984	$755	$600
Adjustments to reconcile net income to net cash used in operating activities
Undistributed gains of subsidiaries, net	(1,189)	(913)	(737)
Deferred income taxes	35	2	34
(Gain) loss on remeasurement of Tax Receivable Agreement liability	3	10	(7)
Changes in operating assets and liabilities	(83)	64	(33)
Net cash used in operating activities	(250)	(82)	(143)
Cash flows provided by investing activities	294	246	185
Cash flows used in financing activities	(145)	(116)	(67)
Effect of exchange rate changes on cash and cash equivalents	101	(53)	30
Net increase in cash and cash equivalents	—	(5)	5
Cash and cash equivalents at beginning of period	1	6	1
Cash and cash equivalents at end of period	$1	$1	$6
Supplemental disclosures of cash flow information
Cash paid for interest	$1	$3	$2
Cash paid for taxes, net	$145	$117	$111

Non-cash investing activities:
Non-cash distributions from subsidiaries	$25	$—	$—

(1)
Dividends received from IBG LLC for the three years ended December 31, 2025, 2024, and 2023, were $319 million, $246 million and $185 million, respectively.

19. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date these consolidated financial statements were issued.

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

Management, including our CEO and our CFO, assessed the effectiveness of IBG, Inc.’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and those criteria, management concluded that IBG, Inc. maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes to Internal Control over Financial Reporting

No changes to our internal control over financial reporting for the year ended December 31, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Interactive Brokers Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Interactive Brokers Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2026

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table discloses the adoption of Rule 10b5-1 trading plans for the sale of shares of our common stock by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b-51(c) under the Exchange Act.

Name	Title	Plan Adoption and/or Termination	Plan Adoption Date	Plan Expiration Date [1]	Purchase or Sale	Aggregate Number of IBKR shares to be Sold/Purchased
Lori Conkling	Director (Independent)	Adoption	October 27, 2025	October 30, 2027	Purchase	550

(1)
Or upon the earlier completion of all authorized transactions under the plan.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company’s directors and nominees under the following captions in the Company’s Proxy Statement is incorporated by reference herein:

•
“Item 1 - Election of Directors”
•
“Item 1 - Election of Directors - Board Meetings and Committees”

Executive Officers and Directors of Interactive Brokers Group, Inc.

Name	Age	Position
Thomas Peterffy	81	Chairman of the Board of Directors
Earl H. Nemser	79	Vice Chairman and Director
Milan Galik	59	Chief Executive Officer, President and Director
Paul J. Brody	65	Chief Financial Officer, Treasurer, Secretary and Director
Thomas AJ Frank	70	Executive Vice President
Lawrence E. Harris	69	Director (Independent)
William Peterffy	36	Director
Nicole Yuen	63	Director (Independent)
Jill Bright	63	Director (Independent)
Richard Repetto	67	Director (Independent)
Lori Conkling	54	Director (Independent)

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

Lawrence E. Harris – Dr. Harris has been a director since July 2007 and lead independent director since July 2012. Dr. Harris is the Fred V. Keenan Chair Emeritus in Finance at the University of Southern California Marshall School of Business. Dr. Harris also serves as trustee of the Davis Fundamental ETF Trust, and as the research coordinator of the Institute for Quantitative Research in Finance. Dr. Harris formerly served as Chief Economist of the U.S. Securities and Exchange Commission. Dr. Harris earned his Ph.D. in Economics from the University of Chicago and is a CFA charterholder. Dr. Harris is an expert in the economics of securities market microstructure. Dr. Harris has written extensively about trading rules, transaction costs, index markets, and market regulation. Dr. Harris is also the author of the widely respected textbook Trading and Exchanges: Market Microstructure for Practitioners.

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

Nicole Yuen – Ms. Yuen has been a director since July 2020. Ms. Yuen has had a long-standing career in investment banking in Asia for over two decades and is widely credited for her pioneering efforts in internationalizing China’s capital market. Ms. Yuen was formerly Managing Director, Head of Equities, North Asia and Vice Chairman, Greater China for Credit Suisse from 2012 to 2018. Before joining Credit Suisse, Ms. Yuen worked at UBS for 18 years and was formerly a Managing Director, holding various leadership positions, across investment banking and securities divisions in Asia. Ms. Yuen also served as a member of the Listing Committee of the China Securities Regulatory Commission. Prior to investment banking, Ms. Yuen was a partner at Clifford Chance, Hong Kong, after having worked as a lawyer in the U.K., the U.S. and The Netherlands. Ms. Yuen now also sits on the board of Invesco Asia Dragon Trust plc as an independent non-executive director.

Jill Bright – Ms. Bright has been a director since April 2022. Ms. Bright has over three decades of experience in human resources management and administration. Ms. Bright is an operating executive at Crestview Partners focused on human capital management and also serves as Chief Transformation Officer for one of their portfolio companies. Ms. Bright has served as Chief Administrative Officer for LionTree LLC as well as for Condé Nast, led Human Resources & Administration for Sotheby’s and spent over five years in Human Resources at American Express. Ms. Bright is currently a Board Director and Chair of the Human Resource Committee for Pursuit (PRSU) and previously served as a Board Director and Chair of the Compensation Committee for WideOpenWest (WOW). Ms. Bright completed her MBA at New York University's Stern School of Business.

Richard Repetto – Mr. Repetto has been a director since January 2024. Mr. Repetto is a renowned research analyst with over 25 years of experience covering electronic trading and financial technology companies. Mr. Repetto retired in June 2023 as Managing Director and Senior Research Analyst at Piper Sandler. Mr. Repetto is currently employed at Cornerstone Financial Technology Management, a hedge fund focused on using advanced technology in the investment decision making process for financial technology stocks. Throughout his successful career, Mr. Repetto received many accolades, including the Financial Times/StarMine “Global Analyst of the Year” from the Financial Times in 2012. Mr. Repetto is also a board member and is on the audit committee of Tradeweb Markets, Inc.

Lori Conkling – Ms. Conkling has been a director since April 2025. Ms. Conkling has over 25 years of experience in business-to-business and consumer media. She is the Head of TV and Film Licensing at Netflix, one of the world’s leading entertainment services. Ms. Conkling recently served as the Global Head of TV, Film and Sports, YouTube and YouTube TV for Google, where she was also a member of YouTube’s GenAI Advisory Committee. Ms. Conkling previously led strategic development for NBC Universal’s corporate Digital Enterprises team, focusing on growing brands via digital channels and social media platforms. Ms. Conkling is currently on the Board of Visitors for the Fuqua School of Business at Duke University, where Ms. Conkling completed her MBA.

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

•
“Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1.
Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page 59 hereof and in Part II, Item 8 hereof.

2.
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

10.5	Amended Interactive Brokers Group, Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.5 to Form 10-Q for the Quarterly Period Ended June 30, 2025 filed by the Company on August 6, 2025).**+
10.6	Interactive Brokers Group, Inc. 2007 ROI Unit Stock Plan. (filed as Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on April 4, 2007).**+
10.7	Interactive Brokers Group, Inc. Amendment to the Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on June 6, 2012).**+
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

** Previously filed; incorporated herein by reference.

+ These exhibits relate to management contracts or compensatory plans or arrangements.

* Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2025, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity and (v) Notes to the Consolidated Financial Statements tagged in detail levels 1-4.

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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas Peterffy Thomas Peterffy	Chairman of the Board of Directors	February 27, 2026

/s/ Earl H. Nemser Earl H. Nemser	Vice Chairman of the Board of Directors	February 27, 2026

/s/ Milan Galik Milan Galik	Chief Executive Officer and President (Principal Executive Officer)	February 27, 2026

/s/ Denis mendonca Denis Mendonca	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026

/s/ Lawrence E. Harris Lawrence E. Harris	Director	February 27, 2026

/s/ NICOLE YUEN Nicole Yuen	Director	February 27, 2026

/s/ RICHARD REPETTO Richard Repetto	Director	February 27, 2026