Form 10-K/A
period 2025-12-31
Interactive Brokers Group, Inc.
filed 2026-03-31
CIK 1381197

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K filed on February 27, 2026 (the "Original Annual Report") of Interactive Brokers Group, Inc. (the "Company") is being filed solely for the purpose of correcting a clerical error under the caption "Item 9A. Controls and Procedures" of the Original Annual Report. Under the second paragraph of the "Opinion on Internal Control over Financial Reporting" section in the Report of Independent Registered Public Accounting Firm, the opinion date of the Company's financial statements was incorrectly disclosed as February 26, 2026. The correct date is February 27, 2026. A revised Report of Independent Registered Public Accounting Firm related to Internal Controls over Financial Reporting is included in this Amendment.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

The Company has included as exhibits to this Amendment updated certifications from the Company's Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

The exhibit index below lists the exhibits that are filed as part of this amendment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE BROKERS GROUP, INC.

/s/ Paul J. Brody
Name:	Paul J. Brody
Title:	Chief Financial Officer, Treasurer and Secretary
(Signing both in his capacity as a duly authorized officer and as principal financial officer of the registrant)

Date: March 31, 2026