Form 10-Q
period 2026-03-31
Interactive Brokers Group, Inc.
filed 2026-05-07
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

As of May 5, 2026, there were 445,484,364 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 400 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED March 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2026	2025
Assets
Cash and cash equivalents	$5,085	$4,963
Cash - segregated for regulatory purposes	53,414	50,332
Securities - segregated for regulatory purposes	41,889	26,521
Securities borrowed	10,798	11,589
Securities purchased under agreements to resell	9,948	7,117
Financial instruments owned, at fair value
Financial instruments owned	3,295	4,873
Financial instruments owned and pledged as collateral	157	109
Total financial instruments owned, at fair value	3,452	4,982
Receivables
Customers, less allowance for credit losses of $25 and $24 as of March 31, 2026 and December 31, 2025	86,544	90,475
Brokers, dealers, and clearing organizations	5,405	5,161
Interest	537	530
Total receivables	92,486	96,166
Other assets	1,677	1,570
Total assets	$218,749	$203,240
Liabilities and equity
Short-term borrowings	$12	$19
Securities loaned	32,016	24,751
Financial instruments sold, but not yet purchased, at fair value	514	740
Payables
Customers	162,959	154,336
Brokers, dealers, and clearing organizations	664	1,566
Affiliate	218	217
Accounts payable, accrued expenses and other liabilities	791	818
Interest	315	321
Total payables	164,947	157,258
Total liabilities	197,489	182,768
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 4,000,000,000 shares, Issued - 446,134,106 and 446,130,605 shares, Outstanding – 445,474,699 and 445,413,716 shares as of March 31, 2026 and December 31, 2025	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding – 400 shares as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,965	1,957
Retained earnings	3,596	3,365
Accumulated other comprehensive income, net of income taxes of $0 as of both March 31, 2026 and December 31, 2025	35	56
Treasury stock, at cost, 659,407 and 716,889 shares as of March 31, 2026 and December 31, 2025	(12)	(16)
Total stockholders’ equity	5,585	5,363
Noncontrolling interests	15,675	15,109
Total equity	21,260	20,472
Total liabilities and equity	$218,749	$203,240

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions, except share or per share amounts)	2026	2025
Revenues
Commissions	$613	$514
Other fees and services	86	78
Other income	66	65
Total non-interest income	765	657

Interest income	1,947	1,718
Interest expense	(1,043)	(948)
Total net interest income	904	770
Total net revenues	1,669	1,427

Non-interest expenses
Execution, clearing and distribution fees	106	121
Employee compensation and benefits	167	154
Occupancy, depreciation and amortization	27	24
Communications	12	10
General and administrative	68	62
Customer bad debt	1	1
Total non-interest expenses	381	372
Income before income taxes	1,288	1,055
Income tax expense	117	91
Net income	1,171	964
Less net income attributable to noncontrolling interests	904	751
Net income available for common stockholders	$267	$213

Earnings per share
Basic	$0.60	$0.49
Diluted	$0.59	$0.48
Weighted average common shares outstanding
Basic	445,448,291	435,693,524
Diluted	448,369,291	439,462,964

Comprehensive income
Net income available for common stockholders	$267	$213
Other comprehensive income
Cumulative translation adjustment, before income taxes	(21)	28
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(21)	28
Comprehensive income available for common stockholders	$246	$241

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$904	$751
Other comprehensive income - cumulative translation adjustment	(58)	79
Comprehensive income attributable to noncontrolling interests	$846	$830

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$1,171	$964
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	1	(1)
Depreciation and amortization	16	15
Amortization of right-of-use assets	9	7
Employee stock plan compensation	33	31
Unrealized (gains) losses on other investments, net	12	(17)
Customer bad debt expense	1	1
Shares distributed to customers under IBKR Promotions	6	9
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(15,368)	(1,548)
Securities borrowed	791	(476)
Securities purchased under agreements to resell	(2,831)	(1,801)
Financial instruments owned, at fair value	1,534	(1,480)
Receivables from customers	3,929	574
Other receivables	(251)	(296)
Other assets	(173)	(42)
Securities loaned	7,265	646
Financial instruments sold, but not yet purchased, at fair value	(226)	(41)
Payable to customers	8,623	5,311
Other payables	(931)	728
Net cash provided by operating activities	3,611	2,584
Cash flows from investing activities
Purchases of other investments	(4)	(10)
Distributions received and proceeds from sales of other investments	18	—
Purchase of property, equipment and intangible assets	(26)	(16)
Net cash used in investing activities	(12)	(26)
Cash flows from financing activities
Short-term borrowings, net	(7)	(2)
Dividends paid to stockholders	(36)	(27)
Distributions to noncontrolling interests	(273)	(196)
Net cash used in financing activities	(316)	(225)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	107
Net increase in cash, cash equivalents and restricted cash	3,204	2,440
Cash, cash equivalents and restricted cash at beginning of period	55,295	40,233
Cash, cash equivalents and restricted cash at end of period	$58,499	$42,673
Cash, cash equivalents and restricted cash
Cash and cash equivalents	5,085	3,500
Cash segregated for regulatory purposes	53,414	39,173
Cash, cash equivalents and restricted cash at end of period	$58,499	$42,673
Supplemental disclosures of cash flow information
Cash paid for interest	$1,049	$963
Cash paid for taxes, net	$15	$40
Cash paid for amounts included in lease liabilities	$10	$10
Non-cash financing activities
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$—	$1
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$—	$(1)
Non-cash distributions to noncontrolling interests	$(32)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2026

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2025	446,130,605	$1	$1,957	$(16)	$3,365	$56	$5,363	$15,109	$20,472
Common stock distributed pursuant to stock incentive plans	3,501						—		—
Net distribution of common stock - IBKR Promotion				4			4	—	4
Compensation for stock grants vesting in the future			8				8	25	33
Dividends paid to stockholders - $0.08 per share					(36)		(36)		(36)
Distributions from IBG LLC to noncontrolling interests							—	(305)	(305)
Comprehensive income					267	(21)	246	846	1,092
Balance, March 31, 2026	446,134,106	$1	$1,965	$(12)	$3,596	$35	$5,585	$15,675	$21,260

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 26.3% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 170 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, Dubai, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of March 31, 2026, the Company had 3,232 employees worldwide.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 27, 2026. The condensed consolidated financial information as of December 31, 2025 has been derived from the audited financial statements not included herein.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of March 31, 2026, the Company was not the primary beneficiary of any VIEs. All inter‑company balances and transactions have been eliminated.

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

Cash and Securities – Segregated for Regulatory Purposes

As a result of customer activities, certain operating subsidiaries are obligated by rules mandated by their primary regulators to segregate or set aside cash or qualified securities to satisfy such regulations, which have been promulgated to protect customer assets. Restricted cash represents cash and cash equivalents that are subject to withdrawal or usage restrictions. Cash segregated for regulatory purposes meets the definition of restricted cash and is reported in “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows.

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	March 31,	December 31,
	2026	2025

	(in millions)

U.S. and foreign government securities	$7,438	$6,031
Municipal securities	65	66
Securities purchased under agreements to resell [1]	32,117	17,981
Securities borrowed [1]	2,269	2,443
	$41,889	$26,521

1.
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

Securities lending fees received and paid by the Company are reported in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of comprehensive income.

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased, at Fair Value

Financial instrument transactions are accounted for on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased are stated at fair value based upon quoted market prices, or if not available, are valued by the Company based on internal estimates (see Fair Value above). The Company’s financial instruments pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the financial instruments are reported in “Financial instruments owned and pledged as collateral” in the condensed consolidated statements of financial condition.

Customer Receivables and Payables

Receivables from and payables to customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers. Securities owned by customers, including those that collateralize margin loans or other similar transactions, are not reported in the condensed consolidated statements of financial condition. Amounts receivable from customers that are determined by management to be uncollectible are reported in “Customer bad debt” in the condensed consolidated statements of comprehensive income (see Current Expected Credit Losses above).

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

Investments

The Company makes certain strategic investments related to its business which are reported in “Other assets” in the condensed consolidated statements of financial condition. The Company accounts for these investments as follows:

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	March 31,	December 31,
	2026	2025

	(in millions)

Equity method investments [1]	$129	$159
Investments in equity securities at adjusted cost [2]	40	39
Investments in equity securities at fair value [2]	49	88
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$220	$288

1.
The Company’s share of income or losses is reported in “Other income” in the condensed consolidated statements of comprehensive income.
2.
These investments do not qualify for the equity method of accounting. Dividends received are reported in “Other income” in the condensed consolidated statements of comprehensive income.

Property, Equipment and Intangible Assets

Property, equipment and intangible assets, which are reported in “Other assets” in the condensed consolidated statements of financial condition, consist of leasehold improvements, computer equipment, software developed for the Company’s internal use, office furniture and equipment.

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight‑line method. Equipment is depreciated over the estimated useful lives of the assets, while leasehold improvements are amortized over the lesser of the estimated economic useful life of the asset or the term of the lease. Computer equipment is depreciated over three to five years and office furniture and equipment are depreciated over five to seven years. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives of three to five years, and tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. Qualifying costs for internally developed software are capitalized and amortized over the expected useful life of the developed software, not to exceed three years. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated statements of financial condition and any resulting gain or loss is reported in “Other income” in the condensed consolidated statements of comprehensive income. Fully depreciated (or amortized) assets are retired periodically throughout the year.

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

Operating lease expense is recognized on a straight-line basis over the lease term and is reported in “Occupancy, depreciation and amortization” in the condensed consolidated statements of comprehensive income.

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

Revenue Recognition

Commissions

Commissions earned for executing and/or clearing transactions are accrued on a trade date basis and are reported in “Commissions” in the condensed consolidated statements of comprehensive income. Commissions also include payments for order flow income received from IBKR LiteSM liquidity providers. The Company’s IBKR LiteSM offering provides commission-free trades on U.S. exchange-listed stocks and ETFs and generates no commission revenues from customers on these trades. See Note 8 for further information on revenue from contracts with customers.

Other Fees and Services

The Company earns fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, Insured Bank Deposit Sweep Program fees (“FDIC sweep fees”), and other fees and services charged to customers, which are reported in “Other fees and services” in the condensed consolidated statements of comprehensive income. Fee income is recognized either daily or monthly. See Note 8 for further information on revenue from contracts with customers.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are reported in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of comprehensive income.

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

Rebates

Rebates consist of volume discounts, credits, or payments received from exchanges or other market centers related to the placement and/or removal of liquidity from the marketplace and are recorded on an accrual basis. Rebates are reported net within “Execution, clearing and distribution fees” in the condensed consolidated statements of comprehensive income. Rebates received for trades executed on behalf of customers that elect tiered pricing are passed, in whole or part, to these customers, and such pass-through amounts are reported net within “Commissions” in the condensed consolidated statements of comprehensive income.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A number of jurisdictions outside of the United States, including the European Union countries, have enacted legislation for global minimum taxation that was established by the Organization for Economic Cooperation and Development (“OECD”) as part of the base erosion and profit shifting project known as “Pillar Two,” which generally imposes a minimum effective tax rate of 15% in each of the participating jurisdictions. The Pillar Two legislation is highly complex and continues to undergo significant changes, and we continue to monitor any newly issued OECD guidance and legislation enacted by individual jurisdictions and evaluate the potential impact on income tax expense as the Pillar Two legislation becomes effective in countries where the Company operates.

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

The Company recognizes a tax benefit from an uncertain tax position only when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of its technical merits. A tax position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement.

The Company recognizes interest related to income tax matters as interest income or interest expense and penalties related to income tax matters as “Income tax expense” in the condensed consolidated statements of comprehensive income.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

FASB Standards adopted as of March 31, 2026

Standard	Summary of guidance	Effect on financial statements
Financial Instruments - Credit Losses (Topic 326) Issued July 2025

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

• Adopted January 1, 2026. • The adoption of the changes did not have a material impact on the Company's consolidated financial statements.

FASB Standards issued but not adopted as of March 31, 2026

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

Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) Issued September 2025

• Requires companies to start capitalizing software costs when management has authorized and committed to funding the project and it is probably the project will be completed, and the software will be used to perform the function intended.

• Requires companies to determine whether there is significant uncertainty associated with development activities that would prevent it from reaching the probable-to-complete recognition threshold.

• Effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods.

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

Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. The Company manages this risk using spot (i.e., cash) currency transactions, currency futures contracts and currency forward contracts. The Company actively manages its currency exposure using a currency diversification strategy that is based on a defined basket of ten currencies internally referred to as the “GLOBAL.” These strategies minimize the fluctuation of the Company’s equity as expressed in GLOBALs, thereby diversifying its risk in alignment with these global currencies, weighted by the Company’s view of their importance. As the Company’s financial results are reported in U.S. dollars, the change in the value of the GLOBAL as expressed in U.S. dollars affects the Company’s earnings. The impact of this currency diversification strategy in the Company’s earnings is reported in “Other income” in the condensed consolidated statements of comprehensive income.

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2026, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

Off‑Balance Sheet Risks

The Company may be exposed to a risk of loss not reflected in the condensed consolidated financial statements to settle futures and certain over‑the‑counter contracts at contracted prices, which may require repurchase or sale of the underlying products in the market at prevailing prices. Accordingly, these transactions result in off‑balance sheet risk as the Company’s cost to liquidate such contracts may exceed the amounts reported in the condensed consolidated statements of financial condition.

4. Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2026.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,616,326	1,250,737,416	1,696,353,742

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

	March 31, 2026			December 31, 2025
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	4,000,000,000	446,134,106	445,474,699	4,000,000,000	446,130,605	445,413,716
Class B common stock	1,000	400	400	1,000	400	400
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are reported in “Other assets” in the condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of March 31, 2026 and December 31, 2025, the unamortized balance of these deferred tax assets was $217 million and $222 million, respectively.

IBG, Inc. also entered into an agreement (the “Tax Receivable Agreement”) with Holdings to pay Holdings (for the benefit of the former members of IBG LLC) 85% of the tax savings that IBG, Inc. actually realizes as the result of tax basis increases. These payables to Holdings are reported in “Payable to affiliate” in the condensed consolidated statements of financial condition. The remaining 15% is accounted for as a permanent increase to “Additional paid‑in capital” in the condensed consolidated statements of financial condition.

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through March 31, 2026 were $727 million, $618 million and $109 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $308 million through March 31, 2026 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, the Company reserved 360 million shares, 1.440 billion shares on a post-split basis, of authorized common stock for future sales and redemptions. From 2008 through 2010, Holdings redeemed 20,053,036 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2025, IBG, Inc. issued 165,613,780 shares of common stock (with a fair value of $2.2 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC.

On July 26, 2023, the Company filed a Prospectus Supplement on Form 424B (File Number 333-273451) with the SEC to re-register up to 2,520,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 4,000,000 shares of common stock to be issued under these promotions. From 2019 through March 31, 2026, the Company issued 3,080,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 26.3%, with Holdings owning the remaining 73.7% as of March 31, 2026. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.6% as of March 31, 2026.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended March 31,
	2026	2025

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$267	$213
Weighted average shares of common stock outstanding
Class A	445,447,891	435,693,124
Class B	400	400
	445,448,291	435,693,524
Basic earnings per share	$0.60	$0.49

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended March 31,
	2026	2025

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$267	$213
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	445,447,891	435,693,124
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	2,921,000	3,769,440
Class B	400	400
	448,369,291	439,462,964
Diluted earnings per share	$0.59	$0.48

Member Distributions and Stockholder Dividends

During the three months ended March 31, 2026, IBG LLC made distributions totaling $413 million, to its members, of which IBG, Inc.’s proportionate share was $108 million. In March 2026, the Company paid quarterly cash dividends of $0.08 per share of common stock, totaling $36 million.

On April 21, 2026, the Company declared an increase in the quarterly cash dividend from $0.08 per share to $0.0875 per share of common stock, payable on June 12, 2026, to stockholders of record as of June 1, 2026.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5. Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$246	$241

Earnings per share on comprehensive income
Basic	$0.55	$0.55
Diluted	$0.55	$0.55
Weighted average common shares outstanding
Basic	445,448,291	435,693,524
Diluted	448,369,291	439,462,964

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

	Financial Assets at Fair Value as of March 31, 2026

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$7,438	$—	$—	$7,438
Municipal securities	—	65	—	65
Total securities segregated for regulatory purposes	7,438	65	—	7,503

Financial instruments owned, at fair value
Stocks	3,167	—	—	3,167
Options	77	52	—	129
U.S. and foreign government securities	71	—	—	71
Municipal securities	—	14	—	14
Precious metals	—	56	—	56
Currency forward contracts	—	15	—	15
Total financial instruments owned, at fair value	3,315	137	—	3,452

Other assets
Customer-held fractional shares	450	—	—	450
Other investments in equity securities	49	—	—	49
Total other assets	499	—	—	499
Total financial assets at fair value	$11,252	$202	$—	$11,454

	Financial Liabilities at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$280	$—	$—	$280
Options	42	129	—	171
Precious metals	—	51	—	51
Currency forward contracts	—	12	—	12
Total financial instruments sold, but not yet purchased, at fair value	322	192	—	514

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	450	—	—	450
Total accounts payable, accrued expenses and other liabilities	450	—	—	450
Total financial liabilities at fair value	$772	$192	$—	$964

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,031	$—	$—	$6,031
Municipal securities	—	66	—	66
Total securities segregated for regulatory purposes	6,031	66	—	6,097

Financial instruments owned, at fair value
Stocks	4,780	—	—	4,780
Options	23	49	—	72
U.S. and foreign government securities	63	—	—	63
Precious metals	—	50	—	50
Currency forward contracts	—	17	—	17
Total financial instruments owned, at fair value	4,866	116	—	4,982

Other assets
Customer-held fractional shares	428	—	—	428
Other investments in equity securities	88	—	—	88
Total other assets	516	—	—	516
Total financial assets at fair value	$11,413	$182	$—	$11,595

	Financial Liabilities at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$199	$—	$—	$199
Options	15	483	—	498
Precious metals	—	42	—	42
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	214	526	—	740

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	428	—	—	428
Total accounts payable, accrued expenses and other liabilities	428	—	—	428
Total financial liabilities at fair value	$642	$526	$—	$1,168

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the three months ended March 31, 2026.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the condensed consolidated statements of financial condition for the periods indicated. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities.

	March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$5,085	$5,085	$5,085	$—	$—
Cash - segregated for regulatory purposes	53,414	53,414	53,414	—	—
Securities - segregated for regulatory purposes	34,386	34,386	—	34,386	—
Securities borrowed	10,798	10,798	—	10,798	—
Securities purchased under agreements to resell	9,948	9,948	—	9,948	—
Receivables from customers	86,544	86,544	—	86,544	—
Receivables from brokers, dealers and clearing organizations	5,405	5,405	—	5,405	—
Interest receivable	537	537	—	537	—
Other assets	80	82	—	42	40
Total financial assets, not measured at fair value	$206,197	$206,199	$58,499	$147,660	$40

Financial liabilities, not measured at fair value
Short-term borrowings	$12	$12	$—	$12	$—
Securities loaned	32,016	32,016	—	32,016	—
Payables to customers	162,959	162,959	—	162,959	—
Payables to brokers, dealers and clearing organizations	664	664	—	664	—
Interest payable	315	315	—	315	—
Total financial liabilities, not measured at fair value	$195,966	$195,966	$—	$195,966	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$4,963	$4,963	$4,963	$—	$—
Cash - segregated for regulatory purposes	50,332	50,332	50,332	—	—
Securities - segregated for regulatory purposes	20,424	20,424	—	20,424	—
Securities borrowed	11,589	11,589	—	11,589	—
Securities purchased under agreements to resell	7,117	7,117	—	7,117	—
Receivables from customers	90,475	90,475	—	90,475	—
Receivables from brokers, dealers and clearing organizations	5,161	5,161	—	5,161	—
Interest receivable	530	530	—	530	—
Other assets	70	71	—	32	39
Total financial assets, not measured at fair value	$190,661	$190,662	$55,295	$135,328	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$19	$19	$—	$19	$—
Securities loaned	24,751	24,751	—	24,751	—
Payables to customers	154,336	154,336	—	154,336	—
Payables to brokers, dealers and clearing organizations	1,566	1,566	—	1,566	—
Interest payable	321	321	—	321	—
Total financial liabilities, not measured at fair value	$180,993	$180,993	$—	$180,993	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	March 31, 2026
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$32,117 [1]	$—	$32,117	$(32,117)	$—
Segregated securities borrowed	2,269 [1]	—	2,269	(2,207)	62

Securities borrowed	10,798	—	10,798	(10,627)	171
Securities purchased under agreements to resell	9,948	—	9,948	(9,948)	—
Financial instruments owned, at fair value
Options	129	—	129	(95)	34
Currency forward contracts	15	—	15	—	15
Total	$55,276	$—	$55,276	$(54,994)	$282

Offsetting of financial liabilities
Securities loaned	$32,016	$—	$32,016	$(31,426)	$590
Financial instruments sold, but not yet purchased, at fair value
Options	171	—	171	(95)	76
Currency forward contracts	12	—	12	—	12
Total	$32,199	$—	$32,199	$(31,521)	$678

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$17,981 [1]	$—	$17,981	$(17,981)	$—
Segregated securities borrowed	2,443 [1]	—	2,443	(2,367)	76

Securities borrowed	11,589	—	11,589	(11,241)	348
Securities purchased under agreements to resell	7,117	—	7,117	(7,117)	—
Financial instruments owned, at fair value
Options	72	—	72	(64)	8
Currency forward contracts	17	—	17	—	17
Total	$39,219	$—	$39,219	$(38,770)	$449

Offsetting of financial liabilities
Securities loaned	$24,751	$—	$24,751	$(23,261)	$1,490
Financial instruments sold, but not yet purchased, at fair value
Options	498	—	498	(64)	434
Currency forward contracts	1	—	1	—	1
Total	$25,250	$—	$25,250	$(23,325)	$1,925

1.
As of March 31, 2026 and December 31, 2025, the Company had $32.1 billion and $18.0 billion, respectively, of securities purchased under agreements to resell, and $2.3 billion and $2.4 billion, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.
2.
The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of March 31, 2026 and December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	March 31, 2026
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$31,849	$—	$—	$—	$31,849
Corporate bonds	147	—	—	—	147
Foreign government securities	20	—	—	—	20
Total securities loaned	$32,016	$—	$—	$—	$32,016

	December 31, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$24,596	$—	$—	$—	$24,596
Corporate bonds	145	—	—	—	145
Foreign government securities	10	—	—	—	10
Total securities loaned	$24,751	$—	$—	$—	$24,751

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of March 31, 2026 and December 31, 2025, approximately $86.5 billion and $90.5 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	March 31, 2026		December 31, 2025
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions [1]	$195,112	$20,294	$197,478	$17,204
Securities purchased under agreements to resell transactions [1]	42,026	40,682	24,947	24,225
Customer margin assets	115,899	38,143	115,846	31,410
	$353,037	$99,119	$338,271	$72,839

1.
As of March 31, 2026 and December 31, 2025, the Company had $32.1 billion and $18.0 billion, respectively, of securities purchased under agreements to resell, and $2.3 billion and $2.4 billion, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of March 31, 2026 and December 31, 2025, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	March 31,	December 31,
	2026	2025

	(in millions)

Stocks	$87	$47
U.S. and foreign government securities	70	62
	$157	$109

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions)

Geographic location [1]
United States	$413	$362
International	286	230
	$699	$592

Major types of services
Commissions	$613	$514
Market data fees [2]	21	19
Risk exposure fees [2]	26	28
Payments for order flow [2]	15	13
FDIC sweep fees [2]	10	8
Other [2]	14	10
	$699	$592

1.
Based on the location of the subsidiaries in which the revenues are recorded.
2.
Reported in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $45 million and $34 million, as of March 31, 2026 and December 31, 2025, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of March 31, 2026 and December 31, 2025, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of March 31, 2026 and December 31, 2025, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions)

Principal transactions [1]	$35	$41
Gains (losses) from currency diversification strategy, net	26	20
Other, net	5	4
	$66	$65

1.
Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Reported in “Employee compensation and benefits” in the condensed consolidated statements of comprehensive income was $3 million and $2 million of plan contributions for the three months ended March 31, 2026 and 2025, respectively.

2007 Stock Incentive Plan

On February 26, 2026, the Company amended the 2007 Stock Incentive Plan to extend its term for a ten-year period through April 24, 2037, which was approved by the Company’s stockholders at its 2026 Annual Meeting held on April 23, 2026. Under the Company’s Stock Incentive Plan, up to 160 million shares of the Company’s Class A common stock may be issued to satisfy vested restricted stock units granted to directors, officers, employees, contractors and consultants of the Company. The purpose of the Stock Incentive Plan is to promote the Company’s long‑term financial success by attracting, retaining and rewarding eligible participants.

As a result of the Company’s organizational structure, a description of which can be found in “Business – Our Organizational Structure” in Part I, Item 1 of the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 27, 2026, there is no material dilutive effect upon ownership of common stockholders of issuing shares under the Stock Incentive Plan. The issuances do not dilute the book value of the ownership of common stockholders since the restricted stock units are granted at market value, and upon their vesting and the related issuance of shares of common stock, the ownership of IBG, Inc. in IBG LLC, increases proportionately to the shares issued. As a result of such proportionate increase in share ownership, the dilution upon issuance of common stock is borne by IBG LLC’s majority member (i.e., noncontrolling interest), Holdings, and not by IBG, Inc. or its common stockholders. Additionally, dilution of earnings that may take place after issuance of common stock is reflected in EPS reported in the Company’s financial statements. The EPS dilution can be neither estimated nor projected, but historically it has not been material.

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

Awards granted to directors vest and are distributed as follows: (a) one-time award granted to external directors on December 31 of the year of appointment vests over a five‑year period (20% per year) commencing one year after the date of grant, and (b) annual awards granted to all directors on December 31 of each year are fully vested and distributed immediately on grant date. A total of 170,902 restricted stock units have been granted to the directors cumulatively since the plan’s inception.

The table below presents Stock Incentive Plan awards granted and the related fair values since the plan’s inception.

			Fair Value at
			Date of Grant
	Units		($ millions)
Prior periods (since inception)	123,044,212		$945
December 31, 2023	5,031,288		102
December 31, 2024	2,481,284		112
December 31, 2025	1,877,420	[1]	121
Total awards granted since inception	132,434,204		$1,280

1.
Stock Incentive Plan number of granted restricted stock units related to 2025 was adjusted by 887 additional restricted stock units during the three months ended March 31, 2026.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $33 million and $31 million for the three months ended March 31, 2026 and 2025, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of March 31, 2026 are $34 million.

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2025 [1]	11,621,670
Granted	—
Canceled	(45,002)
Distributed	(3,501)
Balance, March 31, 2026	11,573,167

1.
Stock Incentive Plan number of granted restricted stock units related to 2025 was adjusted by 887 additional restricted stock units during the three months ended March 31, 2026.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through March 31, 2026, a total of 5,980,336 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

11. Income Taxes

Income tax expense for the three months ended March 31, 2026 and 2025 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the three months ended March 31, 2026 and 2025, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of March 31, 2026, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2011.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $11 million tax liability (including interest) for an uncertain tax position for an Internal Revenue Service audit of IRC Section 199 Domestic Production Activities Deduction and certain U.S. state income tax liabilities.

The enactment of H.R.1 (the "One Big Beautiful Bill Act") in July of 2025 introduced several corporate tax changes, many of which became effective January 1, 2026, including the extension of key Tax Cuts and Jobs Act provisions, enhanced bonus depreciation, modifications to interest limitation, modifications to the rules for Global Intangible Low Taxed Income (“GILTI”), which was renamed Net CFC Tested Income (“NCTI”), amongst other international tax rules modifications. Under ASC 740, companies are required to recognize the effects of enacted tax law changes in the period of enactment, including the remeasurement of deferred tax assets and liabilities and any related valuation allowances. The Company included the impact of H.R.1 on its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of March 31, 2026, the weighted-average remaining lease term on these leases is approximately 7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.91%. For the three months ended March 31, 2026, right-of-use assets obtained under new operating leases were $2 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	March 31,	December 31,
	2026	2025

	(in millions)

Right-of-use assets [1]	$128	$137
Lease liabilities [1]	$145	$152

1.
Right-of-use assets are reported in “Other assets” and lease liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition.

The table below presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions)

Operating lease cost	$11	$9
Variable lease cost	2	1
Total lease cost	$13	$10

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

March 31, 2026
(in millions)
2026 (remaining)	$24
2027	30
2028	24
2029	24
2030	18
2031	11
Thereafter	43
Total undiscounted operating lease payments	174
Less: imputed interest	(29)
Present value of operating lease liabilities	$145

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of March 31, 2026 and 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On August 15, 2025, the parties disclosed to the District Court that a settlement in principle had been reached. On January 20, 2026, the parties signed a class action settlement agreement, which received preliminary approval from the District Court on January 27, 2026. Under the terms of the settlement agreement, the Company will pay up to $5 million to the class and IB LLC will forgive approximately $1.8 million of debts owed by certain class members, with no admission of liability, in exchange for a release of claims. Final payment and debt forgiveness amounts are subject to certain class member opt-outs from the settlement. The Court's fairness hearing for the settlement is scheduled for June 17, 2026.

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

	Three Months Ended March 31,
	2026	2025

	(in millions)

Total net revenues	$1,669	$1,427

Significant Expenses
Transaction based fees [1]	82	102
Non-transaction based fees [1]	24	19
Employee compensation [2]	153	143
Advertising [3]	28	21
Other expenses [4]	94	87
Total non-interest expenses	381	372
Income before income taxes	1,288	1,055
Income tax expense	117	91
Net income	$1,171	$964

Total Segment Assets	$218,749	$157,670
Total Depreciation and Amortization [5]	$16	$15

1.
Reported in “Execution, clearing and distribution fees” in the condensed consolidated statements of comprehensive income.
2.
Reported in “Employee compensation and benefits” in the condensed consolidated statements of comprehensive income.
3.
Reported in “General and administrative” in the condensed consolidated statements of comprehensive income.
4.
Includes “Occupancy, depreciation and amortization”; “Communications”; “Customer bad debt”; employee benefits and other personnel expenses reported in “Employee compensation and benefits”; and professional services, legal and regulatory matters, and other administrative expenses reported in “General and administrative” in the condensed consolidated statements of comprehensive income.
5.
Reported in “Occupancy, depreciation and amortization” in the condensed consolidated statements of comprehensive income.

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

Significant transactions and balances between the operating subsidiaries occur, primarily as a result of certain operating subsidiaries holding exchange or clearing organization memberships, which are utilized to provide execution and clearing services to subsidiaries. Intra‑region income and expenses and related balances have been eliminated in this geographic information to reflect the external business conducted in each geographic region. The geographic analysis presented below is based on the location of the subsidiaries in which the transactions are recorded. This geographic information does not reflect the way the Company’s business is managed.

	Three Months Ended March 31,
	2026	2025

	(in millions)

Net revenues
United States	$1,141	$990
International	528	437
Total net revenues	$1,669	$1,427
Income before income taxes
United States	$971	$806
International	317	249
Total income before income taxes	$1,288	$1,055

15. Regulatory Requirements

As of March 31, 2026, aggregate excess regulatory capital for all operating subsidiaries was $13.9 billion.

IB LLC, IBKRSS and IB Corp. are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act. IB LLC is also subject to the CFTC’s minimum financial requirements (Regulation 1.17). IBC is subject to the Canadian Investment Regulatory Organization risk-adjusted capital requirement. IBKRFS is subject to the Swiss Financial Market Supervisory Authority eligible equity requirement, IBUK is subject to the United Kingdom Financial Conduct Authority Capital Requirements Directive, IBIE is subject to the Central Bank of Ireland financial resources requirement, IBI is subject to the National Stock Exchange of India net capital requirements, IBHK is subject to the Hong Kong Securities Futures Commission liquid capital requirement, IBSJ is subject to the Japanese Financial Supervisory Agency capital requirements, IBSG is subject to the Monetary Authority of Singapore capital requirements, and IBA is subject to the Australian Securities Exchange liquid capital requirement.

The table below summarizes capital, capital requirements and excess regulatory capital as of March 31, 2026.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$10,262	$1,676	$8,586
IBHK	1,816	542	1,274
IBIE	1,671	393	1,278
Other regulated operating subsidiaries	2,999	205	2,794
	$16,748	$2,816	$13,932

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of March 31, 2026, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

The table below presents the receivables from and payables to directors, officers, and their affiliates which are reported in receivables from and payables to customers, respectively, in the condensed consolidated statements of financial condition for the periods indicated.

	March 31,	December 31,
	2026	2025

	(in millions)

Receivables from directors, officers and their affiliates	$849	$171
Payables to directors, officers, and their affiliates	$1,406	$1,249

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

During the year ended December 31, 2025, an affiliate of the Company’s founder and Chairman, Mr. Thomas Peterffy, entered into agreements to fund certain advertising campaigns on behalf of IB LLC (the “Agreements”). The fees under the Agreements were paid directly by Mr. Peterffy’s affiliate. On September 30, 2025, IB LLC amended its operating agreement to allow Mr. Peterffy to make additional capital contributions to IB LLC provided that such additional contributions shall not alter Mr. Peterffy's ownership percentage interests in IB LLC and shall be made for the benefit of IB LLC to offset certain expenses which Mr. Peterffy or his affiliates have contractually agreed to pay. During the three months ended March 31, 2026, Mr. Peterffy made additional non-cash capital contributions to IB LLC of less than $1 million to fund advertising campaigns pursuant to the Agreements. These contributions were made in Mr. Peterffy's capacity as a related party and were not made pursuant to any contractual obligation or agreement requiring repayment by the Company.

These contributions are reported in “Noncontrolling interest” in the condensed consolidated statements of financial condition and the related advertising expenses are reported in “General and administrative” and are allocated 100% to “Income attributable to non-controlling interest” in the condensed consolidated statements of comprehensive income.

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

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes in Item 1, included elsewhere in this report. In addition to historical information, the following discussion also contains forward‑looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10‑K filed with the Securities Exchange Commission (“SEC”) on February 27, 2026, and elsewhere in this report.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 26.3% of the membership interests of IBG LLC. The remaining approximately 73.7% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of March 31, 2026.

	IBG, Inc.	Holdings	Total
Ownership %	26.3%	73.7%	100.0%
Membership interests	445,616,326	1,250,737,416	1,696,353,742

We are an automated global broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing, clearing and settling trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 170 electronic exchanges and market centers in 40 countries and 29 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. We also offer trading in prediction markets, which are event-based contracts traded on ForecastEx, a CFTC-registered exchange and clearinghouse we established.

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

Business Environment

During the quarter ended March 31, 2026 (“current quarter”), global equity markets were mixed, with most major market indices declining amid uncertainties related to ongoing geopolitical conflicts and inflationary pressures, including those associated with rising oil prices. In the Americas, U.S. equity markets began the quarter strongly in January but declined over the rest of the period, with the S&P 500® index decreasing 4.6% compared to the prior quarter, while Canadian markets posted modest gains. Most European markets also declined. In the Asia-Pacific region, performance was mixed, with declines in China, Hong Kong and Australia, and gains in Japan.

Within the U.S., market performance diverged as investors rotated away from large-cap technology stocks into commodity-linked sectors, particularly energy. The decline in the S&P 500® index was driven in part by the group of large-cap technology companies commonly referred to as the “Magnificent Seven”, each of which underperformed the broader market, resulting in relative outperformance by the remainder of the index.

Inflationary pressures re-emerged during the quarter, contributing to uncertainty regarding monetary policy across several major economies. Most central banks maintained policy interest rates and adopted a cautious, wait-and-see approach, as ongoing geopolitical conflicts and trade policy uncertainty reduced the likelihood of near-term rate cuts. As a result, expectations for additional monetary easing faded, weighing on market sentiment. Retail investor participation remained elevated, with continued engagement in equity, futures and options markets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equity trading volumes at most major venues increased during the current quarter compared to the prior-year quarter. In the U.S., according to industry data, average daily volume increased by 27% in listed cash equities, 20% in exchange-listed equity-based options and 22% in futures, each compared to the prior-year quarter. Options trading volumes continue to benefit from the growing popularity of shorter-dated contracts. In futures markets, volumes increased across all major product categories, including metals, energy, interest rates, equity indices, agriculture products and foreign exchange, as market participants sought to manage exposure to ongoing economic and geopolitical uncertainties.

These market dynamics produced strong results across our major product types. Customer trading volumes in equities, options, and futures increased by 25%, 16%, and 20%, respectively, compared to the prior-year quarter, though foreign exchange volumes decreased by 12% over the same period.

Note that while U.S. cash equities, options and futures volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 7 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (‘‘VIX ®’’), increased by 10%, from an average of 18.5 in the prior-year quarter to 20.4 in the current quarter, still below the elevated levels reached in 2020 and 2022. In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. The U.S. Federal Reserve maintained the benchmark federal funds rate during the quarter, after cutting it three times in the second half of 2025 (September, October and December) by a total of 75 basis points. This resulted in a target range of 3.50% to 3.75% at year end, the lowest level since late 2022. During the current quarter, the U.S. Treasury yield curve inversion from the short- to medium-term substantially flattened, before rising steeply toward longer-term rates. In most countries with developed financial markets, benchmark interest rates also remained unchanged during the current quarter as inflationary pressures resurfaced and central banks adopted a cautious approach before adjusting monetary policy.

Lower U.S. benchmark rates reduce the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. A relatively flat near-term yield curve and uncertainty over future U.S. Federal Reserve rate policy have led us to maintain a short duration portfolio, all of which matured within three months at March 31, 2026, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so lower rates also limit the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

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

Net interest income on margin lending rose compared to the prior-year quarter. This increase was due to the growth in margin loan balances in the current active market environment, despite the decline in the average federal funds effective rate to 3.64% in the current quarter from 4.33% in the prior-year quarter.

Higher average balances contributed to a 17% rise in net interest income over the prior-year quarter. Net interest margin declined from 2.10% in the prior-year quarter to 1.88% in the current quarter primarily due to lower interest rates.

Currency fluctuations. As a global broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.30% compared to its value at December 31, 2025, which had a negative impact on our comprehensive earnings for the current year. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $0.59 for the current quarter, compared to diluted earnings per share of $0.48 for the prior-year quarter. Adjusted diluted earnings per share were $0.60 for the current quarter and $0.47 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1,669 million and income before income taxes was $1,288 million, compared to net revenues of $1,427 million and income before income taxes of $1,055 million in the prior-year quarter. Adjusted net revenues were $1,680 million and adjusted income before income taxes was $1,299 million, compared to adjusted net revenues of $1,396 million and adjusted income before income taxes of $1,024 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•
Commission revenue increased 19% to $613 million on higher customer trading volumes. Customer trading volume in stocks, futures and options increased 25%, 20% and 16%, respectively.
•
Net interest income increased 17% to $904 million on higher average customer margin loans and customer credit balances.
•
Other fees and services increased 10% to $86 million, led by increases of $2 million in payments for order flow from exchange-mandated programs, $2 million in FDIC sweep fees and $2 million in market data fees, partially offset by a decrease of $3 million in risk exposure fees.
•
Execution, clearing and distribution fees decreased 12% to $106 million, driven by lower regulatory fees, as the SEC Section 31 transaction fee rate was reduced to zero on May 14, 2025, and greater capture of liquidity rebates from certain exchanges due to higher trading volumes in stocks and options.
•
Pretax profit margin was 77% for the current quarter compared to 74% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 77% compared to 73% in the prior-year quarter.
•
Total equity as of March 31, 2026, was $21.3 billion.

In connection with our currency diversification strategy, as of March 31, 2026, approximately 25% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $53 million (compared to an increase of $127 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.30% compared to its value as of December 31, 2025. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (gain of $26 million) in the condensed consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $79 million) in the condensed consolidated statements of financial condition and the condensed consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•
New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny in the use of artificial intelligence ("AI") and information security by regulatory and legislative authorities has increased.

•
The impact of a pandemic or other public health emergency will depend on numerous evolving factors that cannot be accurately predicted, including the duration and spread of the pandemic, governmental regulations in response to the pandemic, and the effectiveness of vaccinations and other medical advancements.

•
We continue to be exposed to the risks and uncertainties of doing business in international markets, particularly in the heavily regulated brokerage industry. Such risks and uncertainties include political, economic and financial instability, and foreign policy changes. For example, tensions between the U.S. and China have escalated in recent years, and changes in Chinese governmental oversight of the Chinese and Hong Kong capital markets could result in adverse effects on our business and loss of assets we hold in the region. Additionally, although our direct and indirect exposures to Russia, Ukraine and the Middle East are not material, the war in Ukraine and the conflict in the Middle East and related sanctions have created substantial uncertainty in the global economy and financial markets. Finally, government actions such as tariff policy changes may create uncertainty that affects volumes and volatility in the financial markets.

•
Our remaining market making activities, while not material, will continue to be impacted by market structure changes, market conditions, the level of automation of competitors, and the relationship between actual and implied volatility in the equities markets.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K, filed with the SEC on February 27, 2026, and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.

Trading Volumes and Customer Statistics

The tables below present historical trading volumes and customer statistics for our business. Trading volumes are the primary driver in our business. Information on our net interest income can be found elsewhere in this report.

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2023	483,015		29,712		512,727
2024	661,666	37%	63,348	113%	725,014	41%
2025	915,616	38%	121,972	93%	1,037,588	43%

1Q2025	211,148		28,393		239,541
1Q2026	266,419	26%	42,010	48%	308,429	29%

4Q2025	254,690		34,548		289,238
1Q2026	266,419	5%	42,010	22%	308,429	7%

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	1,020,736		209,034		252,742,847
2024	1,344,855	32%	218,327	4%	307,489,711	22%
2025	1,668,228	24%	241,631	11%	421,707,895	37%

1Q2025	383,998		61,869		93,934,241
1Q2026	440,997	15%	74,257	20%	116,935,449	24%

4Q2025	462,656		63,258		112,072,352
1Q2026	440,997	(5%)	74,257	17%	116,935,449	4%

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	981,172		206,073		248,588,960
2024	1,290,770	32%	214,864	4%	302,040,873	22%
2025	1,623,384	26%	240,120	12%	417,457,770	38%

1Q2025	369,931		61,381		92,763,867
1Q2026	428,653	16%	73,705	20%	115,790,614	25%

4Q2025	452,869		62,884		111,109,596
1Q2026	428,653	(5%)	73,705	17%	115,790,614	4%

1.
Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	39,564		2,961		4,153,887
2024	54,085	37%	3,463	17%	5,448,838	31%
2025	44,844	(17%)	1,511	(56%)	4,250,125	(22%)

1Q2025	14,067		488		1,170,374
1Q2026	12,344	(12%)	552	13%	1,144,835	(2%)

4Q2025	9,787		374		962,756
1Q2026	12,344	26%	552	48%	1,144,835	19%

1.
Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	1Q2026	1Q2025	% Change
Total Accounts (in thousands)	4,754	3,616	31%
Customer Equity (in billions) [1]	$789.4	$573.5	38%
Total Customer DARTs (in thousands) [2]	4,368	3,519	24%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.69	$2.76	(3%)
Cleared Avg. DARTs per Account (Annualized)	205	220	(7%)

Consecutive Quarters	1Q2026	4Q2025	% Change
Total Accounts (in thousands)	4,754	4,399	8%
Customer Equity (in billions) [1]	$789.4	$779.9	1%
Total Customer DARTs (in thousands) [2]	4,368	4,043	8%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.69	$2.64	2%
Cleared Avg. DARTs per Account (Annualized)	205	203	1%

1.
Excludes non‑customers.
2.
Daily average revenue trades (“DARTs”) are based on customer orders.
3.
Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2026	2025

	(in millions, except share and per share amounts)

Revenues
Commissions	$613	$514
Other fees and services	86	78
Other income	66	65
Total non-interest income	765	657

Interest income	1,947	1,718
Interest expense	(1,043)	(948)
Total net interest income	904	770
Total net revenues	1,669	1,427

Non-interest expenses
Execution, clearing and distribution fees	106	121
Employee compensation and benefits	167	154
Occupancy, depreciation and amortization	27	24
Communications	12	10
General and administrative	68	62
Customer bad debt	1	1
Total non-interest expenses	381	372
Income before income taxes	1,288	1,055
Income tax expense	117	91
Net income	1,171	964
Less net income attributable to noncontrolling interests	904	751
Net income available for common stockholders	$267	$213

Earnings per share
Basic	$0.60	$0.49
Diluted	$0.59	$0.48

Weighted average common shares outstanding
Basic	445,448,291	435,693,524
Diluted	448,369,291	439,462,964

Comprehensive income
Net income available for common stockholders	$267	$213
Other comprehensive income
Cumulative translation adjustment, before income taxes	(21)	28
Income taxes related to items of other comprehensive income	-	-
Other comprehensive income (loss), net of tax	(21)	28
Comprehensive income available for common stockholders	$246	$241

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$904	$751
Other comprehensive income - cumulative translation adjustment	(58)	79
Comprehensive income attributable to noncontrolling interests	$846	$830

Three Months Ended March 31, 2026 (“current quarter”) compared to the Three Months Ended March 31, 2025 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $242 million, or 17%, compared to the prior-year quarter, to $1,669 million. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

We earn commissions from our cleared customers for whom we act as an executing and clearing broker and from our non‑cleared customers for whom we act as an execution‑only broker. Our commission structure allows customers to choose between (1) an all‑inclusive fixed, or “bundled”, rate; (2) a tiered, or “unbundled”, rate that offers lower commissions for high volume customers where we pass through regulatory and exchange fees; and (3) our IBKR LiteSM offering, which provides commission-free trades on U.S. exchange-listed stocks and ETFs. IBKR LiteSM trades generate payments from market makers and others to whom we route these orders, which are reported in commissions. Our commissions are geographically diversified around the world, though a substantial majority are generated on products traded in the U.S.

Commissions, for the current quarter, increased $99 million, or 19%, compared to the prior-year quarter, to $613 million, driven by higher customer trading volumes in stocks, futures and options. Total customer stock share and futures and options contract volumes increased 25%, 20% and 16%, respectively. Total DARTs for the current quarter increased 24% to 4.4 million, compared to 3.5 million for the prior-year quarter. Average commission per commissionable order for cleared customers decreased 3% to $2.69 for the current quarter compared to $2.76 for the prior-year quarter, primarily due to smaller order sizes in stocks; greater capture of liquidity rebates; and a reduction in the SEC transaction fee rate to zero in the second quarter of 2025. As pass-throughs, the liquidity rebates and SEC fees affect both our commission revenues and our execution costs.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $8 million, or 10%, compared to the prior-year quarter, to $86 million, driven by a $2 million increase in FDIC sweep fees on higher customer balances, a $2 million increase in market data fees due to our growing customer base, and a $2 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volume; partially offset by a $3 million decrease in risk exposure fees as customers exhibited more cautious risk-taking behavior.

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

Other income, for the current quarter, increased $1 million, or 2% compared to the prior-year quarter, to $66 million. This increase was mainly due to $23 million related to our investing and trading activities and $6 million related to our currency diversification strategy, partially offset by $27 million related to our strategic investment in Up Fintech Holding Limited (“Tiger Brokers”), which lost $16 million in the current quarter compared to a gain of $11 million in the prior-year quarter.

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

Net interest income (interest income less interest expense), for the current quarter, increased $134 million, or 17%, compared to the prior-year quarter, to $904 million. The increase in net interest income was driven by higher average customer margin loans and customer credit balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $103 million compared to the prior-year quarter, driven by increases of $39.3 billion, $24.8 billion and $17.0 billion in average customer credit balances, margin loans, and segregated cash and securities, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 84%, to $8.9 billion, and average securities loaned balances increased 58%, to $25.6 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions increased $23 million, or 230%, compared to the prior-year quarter, driven by (1) our growing account base, which increases our inventory of attractive stocks to lend, including international securities; (2) the interest we pay on short cash balances, which makes us attractive to investors who utilize short selling; (3) our fully-paid lending program shares proceeds with clients generally on a 50/50 basis, which appeals to investors looking to maximize the return on their portfolios; and (4) more activity in some of the typical drivers of securities lending, including IPOs and merger & acquisition activity. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $269 million in the current quarter, compared to $186 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Average interest-earning assets
Segregated cash and securities	$84,052	$67,044
Customer margin loans	89,206	64,363
Securities borrowed	8,943	4,871
Other interest-earning assets	17,036	12,456
FDIC sweeps [1,3]	6,298	4,785
	$205,535	$153,519

Average interest-bearing liabilities
Customer credit balances	$157,352	$118,022
Securities loaned	25,568	16,137
Other interest-bearing liabilities	194	66
	$183,114	$134,225

Net interest income
Segregated cash and securities, net	$683	$663
Customer margin loans [2]	905	775
Securities borrowed and loaned, net	33	10
Customer credit balances, net [2]	(864)	(817)
Other net interest income [1,3]	196	163
Net interest income [3]	$953	$794

Net interest margin ("NIM")	1.88%	2.10%

Annualized Yields
Segregated cash and securities	3.30%	4.01%
Customer margin loans	4.11%	4.88%
Customer credit balances	2.23%	2.81%

1.
Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the condensed consolidated statements of financial condition. Income derived from program deposits is reported in other net interest income in the table above.
2.
Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).
3.
Includes income from financial instruments that has the same characteristics as interest, but is reported in other fees and services and other income in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2026 and 2025, $11 million and $8 million were reported in other fees and services, respectively; and $38 million and $16 million were reported in other income, respectively.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $9 million, or 2%, compared to the prior-year quarter, to $381 million, mainly due to a $13 million increase in employee compensation and benefits, a $6 million increase in general and administrative expenses, and a $3 million increase in occupancy, depreciation and amortization expenses; partially offset by a $15 million decrease in execution, clearing and distribution fees. As a percentage of total net revenues, non-interest expenses were 23% for the current quarter and 26% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, decreased $15 million, or 12%, compared to the prior-year quarter, to $106 million, mainly driven by a $24 million decrease in regulatory fees as the SEC Section 31 transaction fee rate was reduced to zero on May 14, 2025, and by greater capture of liquidity rebates from certain exchanges on higher customer trading volumes in stocks and options. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 6% for the current quarter and 8% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $13 million, or 8%, compared to the prior-year quarter, to $167 million, associated with a combination of staffing increases and inflation. The average number of employees increased 6% to 3,207 for the current quarter, compared to 3,013 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to increase our staff at a relatively modest pace. As a percentage of total net revenues, employee compensation and benefits expenses were 10% for the current quarter and 11% for the prior-year quarter.

Occupancy, Depreciation and Amortization

Occupancy expenses consist primarily of rental payments on office and data center leases and related occupancy costs, such as utilities. Depreciation and amortization expenses result from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in‑house software development.

Occupancy, depreciation and amortization expenses, for the current quarter, increased $3 million, or 13%, compared to the prior-year quarter, to $27 million, mainly due to higher rent expense for new offices. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current quarter and the prior-year quarter.

Communications

Communications expenses consist primarily of the cost of voice and data telecommunications lines supporting our business, including connectivity to exchanges and market centers around the world.

Communications expenses, for the current quarter, increased $2 million, or 20%, compared to the prior-year quarter, to $12 million. As a percentage of total net revenues, communications expenses were 1% for both the current quarter and the prior-year quarter.

General and Administrative

General and administrative expenses consist primarily of advertising; professional services expenses, such as legal and audit work; legal and regulatory matters; and other operating expenses.

General and administrative expenses, for the current quarter, increased $6 million, or 10%, compared to the prior-year quarter, to $68 million, driven primarily by a $7 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, was unchanged from the prior-year quarter, at $1 million.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $26 million, or 29%, compared to the prior-year quarter, to $117 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 25.8% in the prior-year quarter to 26.3% in the current quarter.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,288	$1,055
Exclude IBG, Inc. stand-alone (income) loss before income taxes	(1)	—
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	1	—
Operating subsidiaries income before income taxes	$1,288	$1,055

Operating subsidiaries
Income before income taxes	$1,288	$1,055
Income tax expense	61	44
Net income available to members	$1,227	$1,011

IBG, Inc.
Average ownership percentage in IBG LLC	26.3%	25.8%
Net income available to IBG, Inc. from operating subsidiaries	$322	$260
IBG, Inc. stand-alone income (loss) before income taxes	1	—
Income before income taxes	323	260
Income tax expense	56	47
Net income available to common stockholders	$267	$213

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$61	$44
Income tax expense attributable to IBG, Inc.	56	47
Consolidated income tax expense	$117	$91

1.
Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current quarter, increased $233 million, or 22%, compared to the prior-year quarter, to $1,288 million. Pretax profit margin was 77% for the current quarter and 74% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1,680 million, up 20%; adjusted income before income taxes was $1,299 million, up 27%; and adjusted pre-tax profit margin was 77% for the current quarter compared to 73% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

1.
Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Adjusted net revenues (in millions)
Net revenues - GAAP	$1,669	$1,427
Non-GAAP adjustments
Currency diversification strategy, net	(26)	(20)
Mark-to-market on investments	37	(11)
Total non-GAAP adjustments	11	(31)
Adjusted net revenues	$1,680	$1,396

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$1,288	$1,055
Non-GAAP adjustments
Currency diversification strategy, net	(26)	(20)
Mark-to-market on investments	37	(11)
Total non-GAAP adjustments	11	(31)
Adjusted income before income taxes	$1,299	$1,024

Adjusted pre-tax profit margin	77%	73%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$267	$213
Non-GAAP adjustments
Currency diversification strategy, net	(7)	(5)
Mark-to-market on investments	10	(3)
Income tax effect of above adjustments [1]	(1)	2
Total non-GAAP adjustments [2]	2	(6)
Adjusted net income available for common stockholders [2]	$269	$207

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$0.59	$0.48
Non-GAAP adjustments
Currency diversification strategy, net	(0.02)	(0.01)
Mark-to-market on investments	0.02	(0.01)
Income tax effect of above adjustments [1]	(0.00)	0.01
Total non-GAAP adjustments [2]	0.00	(0.01)
Adjusted diluted EPS [2]	$0.60	$0.47

Diluted weighted average common shares outstanding	448,369,291	439,462,964

1.
The income tax effect is estimated using the statutory income tax rates applicable to the Company.
2.
Amounts may not add due to rounding.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities, which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of March 31, 2026, total assets were $218.7 billion of which $216.5 billion, or 99.0%, were considered liquid.

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

As of March 31, 2026, liability balances in connection with securities loaned and payables to customers were higher than their average monthly balances during the current quarter, and the short-term borrowings balance was lower than its average monthly balance during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating subsidiaries as of March 31, 2026, were $2,242 million ($2,019 million as of December 31, 2025). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of March 31, 2026, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017, which was paid over eight years ending in 2025. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 22% to $21.3 billion as of March 31, 2026, from $17.5 billion as of March 31, 2025. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$3,611	$2,584
Net cash used in investing activities	(12)	(26)
Net cash used in financing activities	(316)	(225)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(79)	107
Increase in cash, cash equivalents, and restricted cash	$3,204	$2,440

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $3,204 million to $58.5 billion for the three months ended March 31, 2026.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $3.6 billion in net cash from operating activities mainly driven by customer credit balances and securities loaned which increased $8.6 billion and $7.3 billion, respectively, and receivables from customers which decreased $3.9 billion; partially offset by securities segregated for regulatory purposes, which increased $15.4 billion.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $12 million in our investing activities primarily for purchases of property, equipment, and intangible assets, partially offset by distributions received and proceeds from sales of other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $316 million in our financing activities, primarily for distributions to noncontrolling interests and dividends paid to common stockholders.

Three months Ended March 31, 2025: For a discussion of changes in cash flows for the three months ended March 31, 2025 refer to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025.

Regulatory Capital Requirements

As of March 31, 2026, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

We expect capital expenditures to remain primarily focused on technology infrastructure, system capacity, cybersecurity, and regulatory requirements. Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were $26 million and $16 million for the three months ended March 31, 2026 and 2025, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of March 31, 2026, all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of March 31, 2026, there were no definitive agreements with respect to any material acquisition.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. For example, a number of jurisdictions, including the European Union countries, have enacted legislation to implement the Pillar Two framework established by the Organization for Economic Cooperation and Development, which generally imposes a minimum effective tax rate of 15% in each such jurisdiction. We record tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 and adjust these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in payments that are different from the current estimates of these tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

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

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur trading‑related market risk as a result of our remaining market making activities, where the substantial majority of our Value‑at‑Risk (“VaR”) for market risk exposures is generated. In addition, we incur non‑trading‑related market risk primarily from investment activities and from foreign currency exposure held in the equity of our foreign subsidiaries, i.e., our non‑U.S. brokerage subsidiaries and information technology subsidiaries, and held to meet target balances in our currency diversification strategy.

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

The U.S. dollar value of the GLOBAL increased 0.99% as of March 31, 2026 compared to March 31, 2025. As of March 31, 2026, approximately 25% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 3/31/2025				As of 3/31/2026
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	76.0%	$13,294	1.0000	0.720	75.3%	$16,006	-0.7%
EUR	0.09	1.0815	0.097	10.3%	1,797	1.1553	0.104	10.9%	2,311	0.6%
JPY	3.91	0.0067	0.026	2.8%	481	0.0063	0.025	2.6%	548	-0.2%
GBP	0.02	1.2918	0.026	2.7%	477	1.3226	0.026	2.8%	588	0.0%
CHF	0.02	1.1307	0.023	2.4%	418	1.2510	0.025	2.6%	556	0.2%
CNH	0.13	0.1376	0.018	1.9%	330	0.1452	0.019	2.0%	420	0.1%
INR	1.10	0.0117	0.013	1.4%	238	0.0107	0.012	1.2%	262	-0.1%
CAD	0.02	0.6950	0.010	1.1%	192	0.7187	0.011	1.1%	240	0.0%
AUD	0.02	0.6247	0.009	1.0%	173	0.6901	0.010	1.1%	230	0.1%
HKD	0.04	0.1285	0.004	0.5%	83	0.1276	0.004	0.5%	99	0.0%
			0.947	100.0%	$17,483		0.956	100.0%	$21,260	0.0%

Interest Rate Risk

We had no variable‑rate debt outstanding as of March 31, 2026.

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

Based on customer balances and investments outstanding as of March 31, 2026, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by $82 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $32 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of March 31, 2026, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by $82 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $35 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2026, we had $86.5 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our real-time margining system, which automatically evaluates each account throughout the trading day and closes out positions automatically for accounts that are found to be under‑margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. Our Market Risk Committee continually monitors and evaluates our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.

Value‑at‑Risk

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

41

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2026, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

Other

On April 21, 2026, the Company declared an increase in the quarterly cash dividend from $0.08 to $0.0875 per common share, payable on June 12, 2026, to stockholders of record as of June 1, 2026. The Company currently intends to pay quarterly dividends of $0.0875 per common share to our common stockholders for the foreseeable future.

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2025 filed by the Company on August 6, 2025).**

3.2	Amended bylaws of Interactive Brokers Group, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 24, 2016).**
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2025 filed by the Company on February 27, 2026).**
10.1	Amended and Restated Operating Agreement of IBG LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2007 filed by the Company on June 15, 2007).**
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
10.7

Second Amendment to Exchange Agreement by and among Interactive Brokers Group, Inc., IBG Holdings LLC, IBG (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

10.8

First Amendment to Limited Liability Company Agreement of IBG Holdings LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2015 filed by the Company on November 9, 2015).**

19.1

Insider Trading Policies and Procedures Description of the Registrant’s Securities (filed as Exhibit 19.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2025 filed by the Company on February 27, 2026).**

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

** Previously filed; incorporated herein by reference.

+ These exhibits relate to management contracts or compensatory plans or arrangements.

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: May 7, 2026