Form 10-Q
period 2026-09-30
Interactive Brokers Group, Inc.
filed 2026-11-05
CIK 1381197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 453,103,399 shares of the issuer’s Class A common stock, par value $0.01 per share, outstanding and 400 shares of the issuer’s Class B common stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTER ENDED September 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2026	2025
Assets
Cash and cash equivalents	$5,935	$4,963
Cash - segregated for regulatory purposes	58,695	50,332
Securities - segregated for regulatory purposes	38,376	26,521
Securities borrowed	12,086	11,589
Securities purchased under agreements to resell	10,005	7,117
Financial instruments owned, at fair value
Financial instruments owned	4,770	4,873
Financial instruments owned and pledged as collateral	126	109
Total financial instruments owned, at fair value	4,896	4,982
Receivables
Customers, less allowance for credit losses of $33 and $24 as of September 30, 2026 and December 31, 2025	105,592	90,475
Brokers, dealers, and clearing organizations	5,012	5,161
Interest	687	530
Total receivables	111,291	96,166
Other assets	1,951	1,570
Total assets	$243,235	$203,240
Liabilities and equity
Short-term borrowings	$18	$19
Securities loaned	35,212	24,751
Financial instruments sold, but not yet purchased, at fair value	756	740
Payables
Customers	180,451	154,336
Brokers, dealers, and clearing organizations	1,890	1,566
Affiliate	242	217
Accounts payable, accrued expenses and other liabilities	1,023	818
Interest	392	321
Total payables	183,998	157,258
Total liabilities	219,984	182,768
Commitments, contingencies and guarantees (see Note 13)
Equity
Stockholders’ equity
Common stock, $0.01 par value per share
Class A – Authorized - 4,000,000,000 shares, Issued - 453,690,328 and 446,130,605 shares, Outstanding – 453,095,018 and 445,413,716 shares as of September 30, 2026 and December 31, 2025	1	1
Class B – Authorized - 1,000 shares, Issued and Outstanding – 400 shares as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,071	1,957
Retained earnings	4,143	3,365
Accumulated other comprehensive income, net of income taxes of $0 as of both September 30, 2026 and December 31, 2025	8	56
Treasury stock, at cost, 595,310 and 716,889 shares as of September 30, 2026 and December 31, 2025	(8)	(16)
Total stockholders’ equity	6,215	5,363
Noncontrolling interests	17,036	15,109
Total equity	23,251	20,472
Total liabilities and equity	$243,235	$203,240

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share or per share amounts)	2026	2025	2026	2025
Revenues
Commissions	$602	$537	$1,888	$1,567
Other fees and services	88	66	261	206
Other income	70	85	215	192
Total non-interest income	760	688	2,364	1,965

Interest income	2,433	2,101	6,616	5,710
Interest expense	(1,279)	(1,134)	(3,501)	(3,113)
Total net interest income	1,154	967	3,115	2,597
Total net revenues	1,914	1,655	5,479	4,562

Non-interest expenses
Execution, clearing and distribution fees	134	92	382	329
Employee compensation and benefits	167	156	516	473
Occupancy, depreciation and amortization	29	24	83	72
Communications	11	11	34	32
General and administrative	78	62	214	185
Customer bad debt	(1)	(2)	10	—
Total non-interest expenses	418	343	1,239	1,091
Income before income taxes	1,496	1,312	4,240	3,471
Income tax expense	148	126	383	315
Net income	1,348	1,186	3,857	3,156
Less net income attributable to noncontrolling interests	1,034	923	2,964	2,456
Net income available for common stockholders	$314	$263	$893	$700

Earnings per share
Basic	$0.69	$0.59	$1.99	$1.59
Diluted	$0.69	$0.59	$1.98	$1.58
Weighted average common shares outstanding
Basic	452,266,631	444,060,813	448,564,570	439,434,716
Diluted	453,923,924	446,528,983	450,818,725	442,507,940

Comprehensive income
Net income available for common stockholders	$314	$263	$893	$700
Other comprehensive income
Cumulative translation adjustment, before income taxes	(12)	(10)	(48)	97
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(12)	(10)	(48)	97
Comprehensive income available for common stockholders	$302	$253	$845	$797

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,034	$923	$2,964	$2,456
Other comprehensive income - cumulative translation adjustment	(32)	(28)	(132)	278
Comprehensive income attributable to noncontrolling interests	$1,002	$895	$2,832	$2,734

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$3,857	$3,156
Adjustments to reconcile net income to net cash from operating activities
Deferred income taxes	12	28
Depreciation and amortization	52	45
Amortization of right-of-use assets	26	24
Employee stock plan compensation	96	90
Unrealized (gains) losses on other investments, net	6	(76)
Customer bad debt expense	10	—
Impairment loss	2	—
Shares distributed to customers under IBKR Promotions	17	25
Change in operating assets and liabilities
Securities - segregated for regulatory purposes	(11,855)	(10,845)
Securities borrowed	(497)	(6,199)
Securities purchased under agreements to resell	(2,888)	(1,949)
Financial instruments owned, at fair value	94	(1,197)
Receivables from customers	(15,127)	(13,157)
Other receivables	(8)	(2,619)
Other assets	(307)	(295)
Securities loaned	10,461	10,783
Securities sold under agreement to repurchase	—	894
Financial instruments sold, but not yet purchased, at fair value	16	206
Payable to customers	26,115	34,099
Other payables	603	1,189
Net cash provided by operating activities	10,685	14,202
Cash flows from investing activities
Purchases of other investments	(199)	(67)
Distributions received and proceeds from sales of other investments	20	—
Purchase of property, equipment and intangible assets	(88)	(45)
Net cash used in investing activities	(267)	(112)
Cash flows from financing activities
Short-term borrowings, net	(1)	(4)
Dividends paid to stockholders	(115)	(98)
Distributions to noncontrolling interests	(777)	(680)
Repurchases of common stock for employee tax withholdings	(146)	(84)
Proceeds from the sale of treasury stock	150	95
Payments made under the Tax Receivable Agreement	(14)	(15)
Net cash used in financing activities	(903)	(786)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(180)	375
Net increase in cash, cash equivalents and restricted cash	9,335	13,679
Cash, cash equivalents and restricted cash at beginning of period	55,295	40,233
Cash, cash equivalents and restricted cash at end of period	$64,630	$53,912
Cash, cash equivalents and restricted cash
Cash and cash equivalents	5,935	5,128
Cash segregated for regulatory purposes	58,695	48,784
Cash, cash equivalents and restricted cash at end of period	$64,630	$53,912
Supplemental disclosures of cash flow information
Cash paid for interest	$3,430	$3,108
Cash paid for taxes, net	$284	$251
Cash paid for amounts included in lease liabilities	$32	$31
Non-cash financing activities
Issuance of common stock in exchange of member interests in IBG LLC	$220	$254
Redemption of member interests from IBG Holdings LLC	$(220)	$(254)
Adjustments to additional paid-in capital for changes in proportionate ownership in IBG LLC	$48	$46
Adjustments to noncontrolling interests for changes in proportionate ownership in IBG LLC	$(48)	$(46)
Non-cash distributions to noncontrolling interests	$(122)	$—

See accompanying notes to the condensed consolidated financial statements.

Interactive Brokers Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2026

(Unaudited)

	Class A Common Stock					Accumulated
			Additional			Other	Total	Non-
	Issued	Par	Paid-In	Treasury	Retained	Comprehensive	Stockholders'	controlling	Total
(in millions, except share amounts)	Shares	Value	Capital	Stock	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2025	446,130,605	$1	$1,957	$(16)	$3,365	$56	$5,363	$15,109	$20,472
Common stock distributed pursuant to stock incentive plans	3,501						—		—
Net distribution of common stock - IBKR Promotion				4			4	—	4
Compensation for stock grants vesting in the future			8				8	25	33
Dividends paid to stockholders - $0.08 per share					(36)		(36)		(36)
Distributions from IBG LLC to noncontrolling interests							—	(305)	(305)
Comprehensive income					267	(21)	246	846	1,092
Balance, March 31, 2026	446,134,106	$1	$1,965	$(12)	$3,596	$35	$5,585	$15,675	$21,260
Common stock distributed pursuant to stock incentive plans	5,054,787						—		—
Net distribution of common stock - IBKR Promotion				3			3	1	4
Compensation for stock grants vesting in the future			9				9	23	32
Repurchases of common stock for employee tax withholdings under stock incentive plans				(146)			(146)		(146)
Sales of treasury stock			1	146			147	3	150
Dividends paid to stockholders - $0.0875 per share					(39)		(39)		(39)
Distributions from IBG LLC to noncontrolling interests							—	(292)	(292)
Adjustments for changes in proportionate ownership in IBG LLC			48				48	(48)	—
Comprehensive income					312	(15)	297	984	1,281
Balance, June 30, 2026	451,188,893	$1	$2,023	$(9)	$3,869	$20	$5,904	$16,346	$22,250
Issuance of common stock in follow-on offering	2,499,567		33				33	(33)	—
Common stock distributed pursuant to stock incentive plans	1,868						—		—
Net distribution of common stock - IBKR Promotion			1	1			2	—	2
Compensation for stock grants vesting in the future			8				8	23	31
Deferred tax benefit retained - follow-on offering			6				6	—	6
Dividends paid to stockholders - $0.0875 per share					(40)		(40)		(40)
Distributions from IBG LLC to noncontrolling interests							—	(302)	(302)
Comprehensive income					314	(12)	302	1,002	1,304
Balance, September 30, 2026	453,690,328	$1	$2,071	$(8)	$4,143	$8	$6,215	$17,036	$23,251

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization of Business

Interactive Brokers Group, Inc. (“IBG, Inc.”) is a Delaware holding company whose primary asset is its ownership of approximately 26.6% of the membership interests of IBG LLC, which, in turn, owns operating subsidiaries (collectively, “IBG LLC”). IBG, Inc. together with IBG LLC and its consolidated subsidiaries (collectively, “the Company”), is an automated global broker specializing in executing and clearing trades in stocks, options, futures, foreign exchange instruments, bonds, mutual funds, exchange-traded funds (“ETFs”), precious metals, and forecast contracts on more than 175 electronic exchanges and market centers around the world and offering custody, prime brokerage, securities and margin lending services to customers. In addition, the Company’s customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. In the United States of America (“U.S.”), the Company conducts its business primarily from its headquarters in Greenwich, Connecticut and from Chicago, Illinois. Abroad, the Company conducts its business through offices located in Canada, the United Kingdom, Ireland, Switzerland, Hungary, Dubai, India, China (Hong Kong and Shanghai), Japan, Singapore, and Australia. As of September 30, 2026, the Company had 3,283 employees worldwide.

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to consolidate all other entities in which it owns more than 50% unless it does not have control and any potential variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. As of September 30, 2026, the Company was not the primary beneficiary of any VIEs. All inter‑company balances and transactions have been eliminated.

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

The table below presents the composition of the Company’s securities segregated for regulatory purposes for the periods indicated.

	September 30,	December 31,
	2026	2025

	(in millions)

U.S. and foreign government securities	$8,299	$6,031
Municipal securities	121	66
Securities purchased under agreements to resell [1]	26,936	17,981
Securities borrowed [1]	3,020	2,443
	$38,376	$26,521

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the composition of the Company’s investments for the periods indicated.

	September 30,	December 31,
	2026	2025

	(in millions)

Equity method investments [1]	$241	$159
Investments in equity securities at adjusted cost [2]	37	39
Investments in equity securities at fair value [2]	38	88
Investments in exchange memberships and equity securities of certain exchanges [2]	2	2
	$318	$288

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

FASB Standards adopted as of September 30, 2026

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

FASB Standards issued but not adopted as of September 30, 2026

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

Concentrations of Credit Risk

The Company’s exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2026, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

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

4. Equity and Earnings per Share

In connection with IBG, Inc.’s initial public offering of Class A common stock (“IPO”) in May 2007, it purchased 10.0% of the membership interests in IBG LLC from IBG Holdings LLC (“Holdings”), became the sole managing member of IBG LLC and began to consolidate IBG LLC’s financial results into its financial statements. Holdings owns all of IBG, Inc.’s Class B common stock, which has voting rights in proportion to its ownership interests in IBG LLC. The table below presents the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2026.

	IBG, Inc.	Holdings	Total
Ownership %	26.6%	73.4%	100.0%
Membership interests	453,172,548	1,248,237,849	1,701,410,397

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

	September 30, 2026			December 31, 2025
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Class A common stock	4,000,000,000	453,690,328	453,095,018	4,000,000,000	446,130,605	445,413,716
Class B common stock	1,000	400	400	1,000	400	400
Preferred stock	10,000	-	-	10,000	-	-

As a result of a federal income tax election made by IBG LLC applicable to the acquisition of IBG LLC member interests by IBG, Inc., the income tax basis of the assets of IBG LLC acquired by IBG, Inc. have been adjusted based on the amount paid for such interests. Deferred tax assets were recorded as of the IPO date and in connection with subsequent redemptions of Holdings member interests in exchange for common stock. These deferred tax assets are reported in “Other assets” in the condensed consolidated statements of financial condition and are being amortized as additional deferred income tax expense over 15 years from the IPO date and from the additional redemption dates, respectively, as allowable under current tax law. As of September 30, 2026 and December 31, 2025, the unamortized balance of these deferred tax assets was $244 million and $222 million, respectively.

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

The cumulative amounts of deferred tax assets, payables to Holdings and additional paid‑in capital arising from stock offerings from the date of the IPO through September 30, 2026 were $764 million, $650 million and $114 million, respectively. Amounts payable under the Tax Receivable Agreement are payable to Holdings annually following the filing of IBG, Inc.’s federal income tax return. The Company has paid Holdings a cumulative total of $321 million through September 30, 2026 under the terms of the Tax Receivable Agreement.

The Exchange Agreement, as amended, provides for future redemptions of member interests and for the purchase of member interests in IBG LLC by IBG, Inc. from Holdings, which could result in IBG, Inc. acquiring the remaining member interests in IBG LLC that it does not own. On an annual basis, members of Holdings can request redemption of their interests.

At the time of IBG, Inc.’s IPO in 2007, the Company reserved 360 million shares, 1.440 billion shares on a post-split basis, of authorized common stock for future sales and redemptions. From 2008 through 2010, Holdings redeemed 20,053,036 IBG LLC interests with a total value of $114 million, which redemptions were funded using cash on hand at IBG LLC. Upon cash redemption, these IBG LLC interests were retired. From 2011 through 2025, IBG, Inc. issued 165,613,780 shares of common stock (with a fair value of $2.2 billion) directly to Holdings in exchange for an equivalent number of member interests in IBG LLC. On July 31, 2026, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 2,499,567 shares of common stock (with a fair value of $220 million) in exchange for an equivalent number of member interests in IBG LLC.

On July 31, 2026, the Company filed a Prospectus Supplement on Form 424B (File Number 333-297857) with the SEC to re-register up to 920,000 shares of common stock, offering the opportunity for eligible persons to receive awards in the form of an offer to receive such shares by participating in one or more promotions that are designed to attract new customers to the Company’s brokerage platform, increase assets held with the Company’s brokerage business and enhance customer loyalty. The Company has authorized a total of 4,000,000 shares of common stock to be issued under these promotions. From 2019 through September 30, 2026, the Company issued 3,080,000 shares to IBG LLC for distribution to eligible customers of certain of its subsidiaries.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As a consequence of redemption transactions in accordance with the Exchange Agreement, distribution of shares to customers under one or more promotions, and distribution of shares to employees (see Note 10), IBG, Inc.’s interest in IBG LLC has increased to approximately 26.6%, with Holdings owning the remaining 73.4% as of September 30, 2026. The redemptions also increased the Holdings interest held by Mr. Thomas Peterffy and his affiliates from approximately 84.6% at the IPO to approximately 91.8% as of September 30, 2026.

Earnings per Share

Basic earnings per share is calculated utilizing net income available for common stockholders divided by the weighted average number of shares of Class A and Class B common stock outstanding for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except share or per share amounts)

Basic earnings per share
Net income available for common stockholders	$314	$263	$893	$700
Weighted average shares of common stock outstanding
Class A	452,266,231	444,060,413	448,564,170	439,434,316
Class B	400	400	400	400
	452,266,631	444,060,813	448,564,570	439,434,716
Basic earnings per share	$0.69	$0.59	$1.99	$1.59

Diluted earnings per share are calculated utilizing the Company’s basic net income available for common stockholders divided by diluted weighted average shares outstanding with no adjustments to net income available to common stockholders for potentially dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except share or per share amounts)

Diluted earnings per share
Net income available for common stockholders	$314	$263	$893	$700
Weighted average shares of common stock outstanding
Class A
Issued and outstanding	452,266,231	444,060,413	448,564,170	439,434,316
Potentially dilutive common shares
Issuable pursuant to employee stock incentive plans	1,657,293	2,468,170	2,254,155	3,073,224
Class B	400	400	400	400
	453,923,924	446,528,983	450,818,725	442,507,940
Diluted earnings per share	$0.69	$0.59	$1.98	$1.58

Member Distributions and Stockholder Dividends

In April 2026, the Company increased its quarterly dividend from $0.08 per share to $0.0875 per share of common stock. During the nine months ended September 30, 2026, IBG LLC made distributions totaling $1.2 billion, to its members, of which IBG, Inc.’s proportionate share was $323 million. In March 2026, the Company paid quarterly cash dividends of $0.08 per share of common stock, totaling $36 million. In June and September 2026, the Company paid quarterly cash dividends of $0.0875 per share of common stock, totaling $79 million.

On October 15, 2026, the Company declared an increase in the quarterly cash dividend from $0.0875 per share to $0.15 per share of common stock, payable on December 14, 2026, to stockholders of record as of December 1, 2026.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5. Comprehensive Income

The table below presents comprehensive income and earnings per share on comprehensive income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except share or per share amounts)

Comprehensive income available for common stockholders	$302	$253	$845	$797

Earnings per share on comprehensive income
Basic	$0.67	$0.57	$1.88	$1.81
Diluted	$0.67	$0.57	$1.87	$1.80
Weighted average common shares outstanding
Basic	452,266,631	444,060,813	448,564,570	439,434,716
Diluted	453,923,924	446,528,983	450,818,725	442,507,940

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

	Financial Assets at Fair Value as of September 30, 2026

	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$8,299	$—	$—	$8,299
Municipal securities	—	121	—	121
Total securities segregated for regulatory purposes	8,299	121	—	8,420

Financial instruments owned, at fair value
Stocks	3,508	—	—	3,508
Options	44	7	—	51
U.S. and foreign government securities	1,277	—	—	1,277
Municipal securities	—	7	—	7
Precious metals	—	50	—	50
Currency forward contracts	—	3	—	3
Total financial instruments owned, at fair value	4,829	67	—	4,896

Other assets
Customer-held fractional shares	636	—	—	636
Other investments in equity securities	38	—	—	38
Total other assets	674	—	—	674
Total financial assets at fair value	$13,802	$188	$—	$13,990

	Financial Liabilities at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)

Financial instruments sold, but not yet purchased, at fair value
Stocks	$204	$—	$—	$204
Options	22	328	—	350
Precious metals	—	39	—	39
Currency forward contracts	—	163	—	163
Total financial instruments sold, but not yet purchased, at fair value	226	530	—	756

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	636	—	—	636
Total accounts payable, accrued expenses and other liabilities	636	—	—	636
Total financial liabilities at fair value	$862	$530	$—	$1,392

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Financial Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)

Securities segregated for regulatory purposes
U.S. and foreign government securities	$6,031	$—	$—	$6,031
Municipal securities	—	66	—	66
Total securities segregated for regulatory purposes	6,031	66	—	6,097

Financial instruments owned, at fair value
Stocks	4,780	—	—	4,780
Options	23	49	—	72
U.S. and foreign government securities	63	—	—	63
Precious metals	—	50	—	50
Currency forward contracts	—	17	—	17
Total financial instruments owned, at fair value	4,866	116	—	4,982

Other assets
Customer-held fractional shares	428	—	—	428
Other investments in equity securities	88	—	—	88
Total other assets	516	—	—	516
Total financial assets at fair value	$11,413	$182	$—	$11,595

	Financial Liabilities at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Financial instruments sold, but not yet purchased, at fair value
Stocks	$199	$—	$—	$199
Options	15	483	—	498
Precious metals	—	42	—	42
Currency forward contracts	—	1	—	1
Total financial instruments sold, but not yet purchased, at fair value	214	526	—	740

Accounts payable, accrued expenses and other liabilities
Fractional shares repurchase obligation	428	—	—	428
Total accounts payable, accrued expenses and other liabilities	428	—	—	428
Total financial liabilities at fair value	$642	$526	$—	$1,168

Level 3 Financial Assets and Financial Liabilities

There were no transfers in or out of level 3 for the nine months ended September 30, 2026.

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

	September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets, not measured at fair value
Cash and cash equivalents	$5,935	$5,935	$5,935	$—	$—
Cash - segregated for regulatory purposes	58,695	58,695	58,695	—	—
Securities - segregated for regulatory purposes	29,956	29,956	—	29,956	—
Securities borrowed	12,086	12,086	—	12,086	—
Securities purchased under agreements to resell	10,005	10,005	—	10,005	—
Receivables from customers	105,592	105,592	—	105,592	—
Receivables from brokers, dealers and clearing organizations	5,012	5,012	—	5,012	—
Interest receivable	687	687	—	687	—
Other assets	83	85	—	48	37
Total financial assets, not measured at fair value	$228,051	$228,053	$64,630	$163,386	$37

Financial liabilities, not measured at fair value
Short-term borrowings	$18	$18	$—	$18	$—
Securities loaned	35,212	35,212	—	35,212	—
Payables to customers	180,451	180,451	—	180,451	—
Payables to brokers, dealers and clearing organizations	1,890	1,890	—	1,890	—
Interest payable	392	392	—	392	—
Total financial liabilities, not measured at fair value	$217,963	$217,963	$—	$217,963	$—

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in millions)

Financial assets, not measured at fair value
Cash and cash equivalents	$4,963	$4,963	$4,963	$—	$—
Cash - segregated for regulatory purposes	50,332	50,332	50,332	—	—
Securities - segregated for regulatory purposes	20,424	20,424	—	20,424	—
Securities borrowed	11,589	11,589	—	11,589	—
Securities purchased under agreements to resell	7,117	7,117	—	7,117	—
Receivables from customers	90,475	90,475	—	90,475	—
Receivables from brokers, dealers and clearing organizations	5,161	5,161	—	5,161	—
Interest receivable	530	530	—	530	—
Other assets	70	71	—	32	39
Total financial assets, not measured at fair value	$190,661	$190,662	$55,295	$135,328	$39

Financial liabilities, not measured at fair value
Short-term borrowings	$19	$19	$—	$19	$—
Securities loaned	24,751	24,751	—	24,751	—
Payables to customers	154,336	154,336	—	154,336	—
Payables to brokers, dealers and clearing organizations	1,566	1,566	—	1,566	—
Interest payable	321	321	—	321	—
Total financial liabilities, not measured at fair value	$180,993	$180,993	$—	$180,993	$—

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

The tables below present the netting of financial assets and financial liabilities for the periods indicated.

	September 30, 2026
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$26,936 [1]	$—	$26,936	$(26,936)	$—
Segregated securities borrowed	3,020 [1]	—	3,020	(2,930)	90

Securities borrowed	12,086	—	12,086	(11,740)	346
Securities purchased under agreements to resell	10,005	—	10,005	(10,005)	—
Financial instruments owned, at fair value
Options	51	—	51	(29)	22
Currency forward contracts	3	—	3	—	3
Total	$52,101	$—	$52,101	$(51,640)	$461

Offsetting of financial liabilities
Securities loaned	$35,212	$—	$35,212	$(33,264)	$1,948
Financial instruments sold, but not yet purchased, at fair value
Options	350	—	350	(29)	321
Currency forward contracts	163	—	163	—	163
Total	$35,725	$—	$35,725	$(33,293)	$2,432

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
		Amounts	Net Amounts	Amounts Not Offset
	Gross	Offset in the	Presented in	in the Condensed
	Amounts	Condensed	the Condensed	Consolidated
	of Financial	Consolidated	Consolidated	Statements of
	Assets and	Statements of	Statements of	Financial Condition
	Liabilities	Financial	Financial	Cash or Financial	Net
	Recognized	Condition[2]	Condition	Instruments	Amount

	(in millions)
Offsetting of financial assets
Securities segregated for regulatory purposes:
Segregated securities purchased under agreements to resell	$17,981 [1]	$—	$17,981	$(17,981)	$—
Segregated securities borrowed	2,443 [1]	—	2,443	(2,367)	76

Securities borrowed	11,589	—	11,589	(11,241)	348
Securities purchased under agreements to resell	7,117	—	7,117	(7,117)	—
Financial instruments owned, at fair value
Options	72	—	72	(64)	8
Currency forward contracts	17	—	17	—	17
Total	$39,219	$—	$39,219	$(38,770)	$449

Offsetting of financial liabilities
Securities loaned	$24,751	$—	$24,751	$(23,261)	$1,490
Financial instruments sold, but not yet purchased, at fair value
Options	498	—	498	(64)	434
Currency forward contracts	1	—	1	—	1
Total	$25,250	$—	$25,250	$(23,325)	$1,925

1.
As of September 30, 2026 and December 31, 2025, the Company had $26.9 billion and $18.0 billion, respectively, of securities purchased under agreements to resell, and $3.0 billion and $2.4 billion, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.
2.
The Company did not have any balances eligible for netting in accordance with ASC Topic 210-20 as of September 30, 2026 and December 31, 2025.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Secured Financing Transactions – Maturities and Collateral Pledged

The tables below present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged for the periods indicated.

	September 30, 2026
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$35,055	$—	$—	$—	$35,055
Corporate bonds	149	—	—	—	149
Foreign government securities	8	—	—	—	8
Total securities loaned	$35,212	$—	$—	$—	$35,212

	December 31, 2025
	Remaining Contractual Maturity
	Overnight	Less than	30 – 90	Over 90
	and Open	30 days	days	days	Total

	(in millions)

Securities loaned
Stocks	$24,596	$—	$—	$—	$24,596
Corporate bonds	145	—	—	—	145
Foreign government securities	10	—	—	—	10
Total securities loaned	$24,751	$—	$—	$—	$24,751

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

Margin loans are extended to customers on a demand basis and are not committed facilities. Factors considered in the acceptance or rejection of margin loans are the amount of the loan, the degree of leverage being employed in the customer account and an overall evaluation of the customer’s portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral. Additionally, transactions relating to concentrated or restricted positions are limited or prohibited by raising the level of required margin collateral (to 100% in the extreme case). The underlying collateral for margin loans is evaluated with respect to the liquidity of the collateral positions, valuation of securities, volatility analysis and an evaluation of industry concentrations. Adherence to the Company’s collateral policies significantly limits the Company’s credit exposure to margin loans in the event of a customer’s default. Under margin lending agreements, the Company may request additional margin collateral from customers and may sell securities that have not been paid for or purchase securities sold but not delivered from customers, if necessary. As of September 30, 2026 and December 31, 2025, approximately $105.6 billion and $90.5 billion, respectively, of customer margin loans were outstanding.

The table below presents a summary of the amounts related to collateralized transactions for the periods indicated.

	September 30, 2026		December 31, 2025
	Permitted	Sold or	Permitted	Sold or
	to Repledge	Repledged	to Repledge	Repledged

	(in millions)

Securities lending transactions [1]	$246,686	$22,058	$197,478	$17,204
Securities purchased under agreements to resell transactions [1]	36,843	36,434	24,947	24,225
Customer margin assets	136,032	43,211	115,846	31,410
	$419,561	$101,703	$338,271	$72,839

1.
As of September 30, 2026 and December 31, 2025, the Company had $26.9 billion and $18.0 billion, respectively, of securities purchased under agreements to resell, and $3.0 billion and $2.4 billion, respectively, of securities borrowed that were segregated to satisfy regulatory requirements. These securities are reported in “Securities - segregated for regulatory purposes” in the condensed consolidated statements of financial condition.

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements. As of September 30, 2026 and December 31, 2025, the majority of the Company’s U.S. and foreign government securities owned were pledged to clearing organizations.

The table below presents financial instruments owned and pledged as collateral, including amounts pledged to affiliates, where the counterparty has the right to repledge, for the periods indicated.

	September 30,	December 31,
	2026	2025

	(in millions)

Stocks	$38	$47
U.S. and foreign government securities	88	62
	$126	$109

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

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue

The tables below present revenue from contracts with customers by geographic location and major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)

Geographic location [1]
United States	$415	$362	$1,285	$1,075
International	275	241	864	698
	$690	$603	$2,149	$1,773

Major types of services
Commissions	$602	$537	$1,888	$1,567
Market data fees [2]	23	20	67	59
Risk exposure fees [2]	25	14	76	59
Payments for order flow [2]	15	12	48	34
FDIC sweep fees [2]	11	10	31	27
Other [2]	14	10	39	27
	$690	$603	$2,149	$1,773

1.
Based on the location of the subsidiaries in which the revenues are recorded.
2.
Reported in “Other fees and services” in the condensed consolidated statements of comprehensive income.

Receivables and Contract Balances

Receivables arise when the Company has an unconditional right to receive payment under a contract with a customer and are derecognized when the cash is received. Receivables of $38 million and $34 million, as of September 30, 2026 and December 31, 2025, respectively, are reported in “Other assets” in the condensed consolidated statements of financial condition.

Contract assets arise when the revenue associated with the contract is recognized before the Company’s unconditional right to receive payment under a contract with a customer (i.e., unbilled receivable) and are derecognized when either it becomes a receivable or the cash is received. Contract assets are reported in “Other assets” in the condensed consolidated statements of financial condition. As of September 30, 2026 and December 31, 2025, there were no contract asset balances outstanding.

Contract liabilities arise when customers remit contractual cash payments in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized either when a milestone is met triggering the contractual right to bill the customer or when the performance obligation is satisfied. Contract liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition. As of September 30, 2026 and December 31, 2025, there were no contract liability balances outstanding.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Income

The table below presents the components of other income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)

Principal transactions [1]	$30	$76	$114	$161
Gains (losses) from currency diversification strategy, net	40	4	87	19
Other, net	—	5	14	12
	$70	$85	$215	$192

1.
Principal transactions include (1) trading gains and losses from the Company’s remaining market making activities; (2) realized and unrealized gains and losses on financial instruments that (a) are held for purposes other than the Company’s market making activities, or (b) are subject to restrictions; and (3) dividends on investments accounted at cost less impairment.

10. Employee Incentive Plans

Defined Contribution Plan

The Company offers substantially all employees of U.S.-based operating subsidiaries who have met minimum service requirements the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of this plan is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. This plan provides for the Company to match 50% of the employees’ pre-tax contribution, up to a maximum of 10% of eligible earnings. The employee is vested in the matching contribution incrementally over six years of service. Reported in “Employee compensation and benefits” in the condensed consolidated statements of comprehensive income was $7 million and $6 million of plan contributions for the nine months ended September 30, 2026 and 2025, respectively.

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

1.
Stock Incentive Plan number of granted restricted stock units related to 2025 was adjusted by 8,634 additional restricted stock units during the nine months ended September 30, 2026.

Estimated future grants under the Stock Incentive Plan are accrued for ratably during each year (see Note 2). In accordance with the vesting schedule, outstanding awards vest and are distributed to participants yearly on or about May 9 of each year. At the end of each year, no vested awards remain undistributed.

Compensation expense related to the Stock Incentive Plan recognized in the condensed consolidated statements of comprehensive income was $96 million and $90 million for the nine months ended September 30, 2026 and 2025, respectively. Estimated future compensation costs for unvested awards, net of credits for canceled awards, as of September 30, 2026 are $23 million.

The table below summarizes the Stock Incentive Plan activity for the periods indicated.

Stock
Incentive Plan
Units
Balance, December 31, 2025 [1]	11,629,417
Granted	—
Canceled	(84,821)
Distributed	(5,060,156)
Balance, September 30, 2026	6,484,440

1.
Stock Incentive Plan number of granted restricted stock units related to 2025 was adjusted by 8,634 additional restricted stock units during the nine months ended September 30, 2026.

Awards previously granted but not yet earned under the stock plans are subject to the plans’ post-employment provisions in the event a participant ceases employment with the Company. Since inception through September 30, 2026, a total of 6,387,450 restricted stock units have been distributed under these post‑employment provisions. These distributions are included in the table above.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

11. Income Taxes

Income tax expense for the nine months ended September 30, 2026 and 2025 differs from the U.S. federal statutory rate primarily due to the tax treatment of income attributable to noncontrolling interests in IBG LLC. These noncontrolling interests are held directly through a U.S. partnership. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is generally the obligation of the noncontrolling interests. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

As of and for the nine months ended September 30, 2026 and 2025, the Company had no material valuation allowances on deferred tax assets.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2026, the Company is no longer subject to U.S. Federal and State income tax examinations for tax years before 2016, and to non-U.S. income tax examinations for tax years prior to 2011.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company has recorded a $9 million tax liability (including interest) for an uncertain tax position for an Internal Revenue Service audit of IRC Section 199 Domestic Production Activities Deduction and certain U.S. state income tax liabilities as of September 30, 2026.

The enactment of H.R.1 (the "One Big Beautiful Bill Act") in July of 2025 introduced several corporate tax changes, many of which became effective January 1, 2026, including the extension of key Tax Cuts and Jobs Act provisions, enhanced bonus depreciation, modifications to interest limitation, modifications to the rules for Global Intangible Low Taxed Income (“GILTI”), which was renamed Net CFC Tested Income (“NCTI”), amongst other international tax rules modifications. Under ASC 740, companies are required to recognize the effects of enacted tax law changes in the period of enactment, including the remeasurement of deferred tax assets and liabilities and any related valuation allowances. The Company included the impact of H.R.1 on its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively.

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Leases

All of the Company’s leases are classified as operating leases and primarily consist of real estate leases for corporate offices, data centers and other facilities. As of September 30, 2026, the weighted-average remaining lease term on these leases is approximately 6 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.91%. For the nine months ended September 30, 2026, right-of-use assets obtained under new operating leases were $13 million. The Company’s lease agreements do not contain any residual value guarantees, restrictions, or covenants.

The table below presents balances reported in the condensed consolidated statements of financial condition related to the Company’s leases for the periods indicated.

	September 30,	December 31,
	2026	2025

	(in millions)

Right-of-use assets [1]	$109	$137
Lease liabilities [1]	$135	$152

1.
Right-of-use assets are reported in “Other assets” and lease liabilities are reported in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of financial condition.

The table below presents balances reported in the condensed consolidated statements of comprehensive income related to the Company’s leases for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)

Operating lease cost	$10	$9	$32	$27
Variable lease cost	1	1	5	5
Total lease cost	$11	$10	$37	$32

The table below reconciles the undiscounted cash flows of the Company’s leases to the present value of its operating lease payments for the period indicated.

September 30, 2026
(in millions)
2026 (remaining)	$8
2027	33
2028	25
2029	24
2030	18
2031	11
Thereafter	42
Total undiscounted operating lease payments	161
Less: imputed interest	(26)
Present value of operating lease liabilities	$135

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

The Company accounts for potential losses related to litigation in accordance with FASB ASC Topic 450, “Contingencies.” As of September 30, 2026 and 2025, accruals for potential losses related to legal, regulatory and governmental actions and proceedings matters were not material.

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

On September 28, 2016, the District Court issued an order granting the Company’s motion to dismiss the complaint in its entirety, without leave to amend. After plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, on September 26, 2018, the Court of Appeals affirmed the dismissal of all claims other than negligence claims, which were remanded back to the District Court. On September 30, 2019, the District Court denied the Company’s motion to dismiss plaintiff’s subsequent amended complaint. On August 25, 2023, the District Court certified a class that consisted of IB LLC account holders who were U.S. residents (with some exclusions) and who had positions liquidated during the period from December 18, 2013, to the date of trial at prices outside of a “pricing corridor” defined in the Court’s decision.

On January 20, 2026, the parties signed a class action settlement agreement. The Court preliminarily approved the settlement on January 27, 2026, and gave final approval of the settlement after a fairness hearing on June 17, 2026, dismissing all claims with prejudice. Under the terms of the settlement agreement, the Company paid $5 million to the class and IB LLC forgave approximately $1.8 million of debts owed by certain class members, with no admission of liability, in exchange for a release of claims.

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

The brokerage segment provides execution, clearing and settlement of trades globally for hedge and mutual funds, ETFs, registered investment advisors, proprietary trading groups, introducing brokers and individual investors. The brokerage segment derives revenue from customers in the U.S. and international markets by routing orders and executing and processing trades in stocks, options, futures, foreign exchange instruments (“forex”), bonds, mutual funds, ETFs, precious metals, and forecast contracts on more than 175 electronic exchanges and market centers in 40 countries and territories and 29 currencies around the world, and by offering custody, prime brokerage, and securities and margin lending services to customers. In addition, brokerage customers can use its trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)

Total net revenues	$1,914	$1,655	$5,479	$4,562

Significant Expenses
Transaction based fees [1]	106	71	302	267
Non-transaction based fees [1]	28	21	80	62
Employee compensation [2]	155	145	462	430
Advertising [3]	36	27	91	74
Other expenses [4]	93	79	304	258
Total non-interest expenses	418	343	1,239	1,091
Income before income taxes	1,496	1,312	4,240	3,471
Income tax expense	148	126	383	315
Net income	$1,348	$1,186	$3,857	$3,156

Total Segment Assets	$243,235	$200,222	$243,235	$200,222
Total Depreciation and Amortization [5]	$19	$15	$52	$45

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

Geographic Information

The Company operates its automated global business in the U.S. and international markets on more than 175 electronic exchanges and market centers. A significant portion of the Company’s net revenues is generated by subsidiaries operating outside the U.S. International

Interactive Brokers Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

operations are conducted in 39 countries and territories in Europe, Asia/Pacific and the Americas (outside the U.S.). The following table presents total net revenues and income before income taxes by geographic area for the periods indicated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)

Net revenues
United States	$1,281	$1,186	$3,706	$3,182
International	633	469	1,773	1,380
Total net revenues	$1,914	$1,655	$5,479	$4,562
Income before income taxes
United States	$1,074	$1,032	$3,121	$2,668
International	422	280	1,119	803
Total income before income taxes	$1,496	$1,312	$4,240	$3,471

15. Regulatory Requirements

As of September 30, 2026, aggregate excess regulatory capital for all operating subsidiaries was $14.6 billion.

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

The table below summarizes capital, capital requirements and excess regulatory capital as of September 30, 2026.

	Net Capital/
	Eligible Equity	Requirement	Excess

	(in millions)

IB LLC	$10,531	$2,041	$8,490
IBHK	2,327	606	1,721
IBIE	1,913	465	1,448
Other regulated operating subsidiaries	3,185	222	2,963
	$17,956	$3,334	$14,622

Regulatory capital requirements could restrict the operating subsidiaries from expanding their business and declaring dividends if their net capital does not meet regulatory requirements. Also, certain operating subsidiaries are subject to other regulatory restrictions and requirements.

As of September 30, 2026, all regulated operating subsidiaries were in compliance with their respective regulatory capital requirements.

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

	September 30,	December 31,
	2026	2025

	(in millions)

Receivables from directors, officers and their affiliates	$191	$171
Payables to directors, officers, and their affiliates	$1,389	$1,249

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

During the year ended December 31, 2025, an affiliate of the Company’s founder and Chairman, Mr. Thomas Peterffy, entered into agreements to fund certain advertising campaigns on behalf of IB LLC (the “Agreements”). The fees under the Agreements were paid directly by Mr. Peterffy’s affiliate. On September 30, 2025, IB LLC amended its operating agreement to allow Mr. Peterffy to make additional capital contributions to IB LLC provided that such additional contributions shall not alter Mr. Peterffy's ownership percentage interests in IB LLC and shall be made for the benefit of IB LLC to offset certain expenses which Mr. Peterffy or his affiliates have contractually agreed to pay. During the nine months ended September 30, 2026, Mr. Peterffy made additional non-cash capital contributions to IB LLC of less than $1 million to fund advertising campaigns pursuant to the Agreements. These contributions were made in Mr. Peterffy's capacity as a related party and were not made pursuant to any contractual obligation or agreement requiring repayment by the Company.

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

Introduction

Interactive Brokers Group, Inc. (the “Company” or “IBG, Inc.”) is a holding company whose primary asset is its ownership of approximately 26.6% of the membership interests of IBG LLC. The remaining approximately 73.4% of IBG LLC membership interests are held by IBG Holdings LLC (“Holdings”), a holding company that is owned by our founder and Chairman, Mr. Thomas Peterffy and his affiliates, management and other employees of IBG LLC, and certain other members. The table below shows the amount of IBG LLC membership interests held by IBG, Inc. and Holdings as of September 30, 2026.

	IBG, Inc.	Holdings	Total
Ownership %	26.6%	73.4%	100.0%
Membership interests	453,172,548	1,248,237,849	1,701,410,397

We are an automated global broker. We custody and service accounts for hedge and mutual funds, exchange-traded funds (“ETFs”), registered investment advisors, proprietary trading groups, introducing brokers and individual investors. We specialize in routing orders and executing, clearing and settling trades in stocks, options, futures, forex, bonds, mutual funds, ETFs and precious metals on more than 175 electronic exchanges and market centers in 40 countries and territories and 29 currencies around the world. In addition, our customers can use our trading platform to trade certain cryptocurrencies through third-party cryptocurrency service providers that execute, clear and custody the cryptocurrencies. We also offer trading in prediction markets, which are event-based contracts traded on ForecastEx, a CFTC-registered exchange and clearinghouse we established, and on other platforms.

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

Our customer base is diverse with respect to geography and type. Currently, our customers reside in over 200 countries and territories. We serve individuals, as well as institutional accounts such as hedge funds, financial advisors, proprietary trading firms and introducing brokers. We have developed specialized products and services for institutional accounts. For example, we offer prime brokerage services, including financing and securities lending, to hedge funds; our model portfolio technology and automated share allocation and rebalancing tools, which are particularly attractive to financial advisors; and our trading platform, global access and low pricing for introducing brokers.

Business Environment

During the quarter ended September 30, 2026 (“current quarter”), a number of prominent markets advanced, led by the U.S., while others, particularly in Asia, declined. Several major market indices reached new all-time highs, supported by continued strength in technology earnings and sustained investor interest in artificial intelligence (“AI”)-driven themes, overcoming persistent uncertainties related to ongoing geopolitical conflicts and inflationary pressures. In the Americas, U.S. equity markets rose, with the S&P 500© index increasing 2.0% compared to the prior quarter and reaching a new all-time high. European markets overall declined slightly compared to the prior quarter. The Asia-Pacific region was mixed, with gains in Hong Kong and Australia and declines in Japan and China.

The U.S. market again saw the dominance of a small number of technology stocks (the so-called “Magnificent 7”), which drove most of the S&P 500’s return in the current quarter. Sustained investor interest in technology and AI-related companies also contributed to strength in the initial public offering (“IPO”) market, highlighted by the debut of SK Hynix’s American Depositary Receipt (“ADR”), which raised over $26.5 billion in proceeds.

Inflationary pressures persisted throughout the quarter, contributing to uncertainty regarding monetary policy across several major economies. Many central banks raised policy interest rates to manage inflation. Expectations for future monetary tightening increased as inflation stemming from ongoing geopolitical conflicts and higher energy prices persisted. Despite rising rates, retail investor participation remained elevated, with continued engagement in the equity, futures and options markets.

The following is a summary of the key economic drivers that affect our business and how they compared to the prior-year quarter:

Global trading volumes. Worldwide, equity trading volumes at most major venues were mixed during the current quarter. In the U.S., according to industry data, average daily volume in listed cash equities decreased by 4%, while exchange-listed equity-based options increased by 15% and futures volumes by 17%, compared to the prior-year quarter. Options trading volumes continue to benefit from the growing popularity of shorter-dated contracts. In futures markets, volumes increased across all major product categories, including equity indices, interest rates, energy, agriculture, foreign exchange and metals as market participants sought to manage exposure to ongoing economic and geopolitical uncertainties.

These market dynamics led to mixed results across our major product types. Customer average daily trading volumes in futures increased by 13%, compared to the prior-year quarter, while equities, options, and foreign exchange volumes decreased by 24%, 1%, and 23%, respectively. The shift to higher-priced technology stocks this quarter meant that while the notional value traded across equities generally rose, trading volumes, as measured in shares, declined.

Note that while U.S. cash equities, options and futures volumes are readily comparable measures, they reflect most but not all of the global volumes that generate our commission revenue. See ‘‘Trading Volumes and Customer Statistics’’ below in this Item 2 for additional details regarding our trade volumes, contract and share volumes, and customer statistics.

Volatility. U.S. market volatility, as measured by the average Chicago Board Options Exchange Volatility Index (‘‘VIX®’’), increased marginally from an average of 16.0 in the prior-year quarter to 16.1 in the current quarter. In general, higher volatility typically enhances our performance because it often correlates positively with customer trading activity across product types.

Interest Rates. On September 16, 2026, the U.S. Federal Reserve raised the benchmark federal funds rate for the first time since August 2023, by 25 basis points, to a target range of 3.75% to 4.00%. Early in the current quarter, the U.S. Treasury yield curve inversion from the short- to medium-term flattened, before exhibiting a more consistent upward profile toward longer-term rates later in the quarter. Outside the U.S., benchmark interest rate policies were mixed across developed financial markets, with rates remaining unchanged in the U.K. and Canada, and moving higher in Europe, Japan, Hong Kong and Australia.

Higher U.S. benchmark rates increase the interest we earn on our segregated cash, the majority of which is invested in short-term U.S. government securities and related instruments. A relatively flat near-term yield curve and uncertainty over future U.S. Federal Reserve rate policy have led us to maintain a short duration portfolio, substantially all of which contained maturities of less than three months as of September 30, 2026, to more closely match our asset and liability maturities on our interest-sensitive assets. Further, our margin balances are tied to benchmark rates, so higher rates also increase the interest we earn on margin lending to our customers. We continue to offer among the lowest rates in the industry on margin lending, and we believe our low rates are an important feature that attracts customers to our platform.

As an offset, higher rates also increase our interest expense. For example, we pay interest to customers on their qualified U.S. dollar cash balances when the federal funds effective rate is above 0.50%, which it has been since May 2022. Any rate hikes are passed through to our customers, so we maintain a 0.50% spread. We believe the attractive rates we pay on customer cash are among the highest in the industry and are another important feature that draws customers to our platform.

Net interest income on margin lending rose compared to the prior-year quarter. This increase was due to the growth in margin loan balances in the current active market environment, despite the decline in the average federal funds effective rate to 3.67% in the current quarter from 4.30% in the prior-year quarter.

Higher average balances contributed to a 19% rise in net interest income over the prior-year quarter. Net interest margin declined to 1.99% from 2.16% in the prior-year quarter primarily due to lower interest rates.

Currency fluctuations. As a global broker trading on exchanges around the world in multiple currencies, we are exposed to foreign currency risk. We actively manage this exposure by keeping our equity in proportion to a defined basket of 10 currencies we call the ‘‘GLOBAL’’ to diversify our risk and to align our hedging strategy with the currencies that we use in our business. Because we report our financial results in U.S. dollars, the change in the value of the GLOBAL versus the U.S. dollar affects our earnings. During the current quarter, the value of the GLOBAL, as measured in U.S. dollars, decreased 0.08% compared to its value at June 30, 2026, which had a negative impact on our comprehensive earnings for the current quarter. A discussion of our approach for managing foreign currency exposure is contained in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Financial Overview

We report non-GAAP financial measures, which exclude certain items that may not be indicative of our core operating results and business outlook and are useful in evaluating the operating performance of our business. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

Diluted earnings per share were $0.69 for the current quarter, compared to diluted earnings per share of $0.59 for the prior-year quarter. Adjusted diluted earnings per share were $0.67 for the current quarter and $0.57 for the prior-year quarter. The calculation of diluted earnings per share is detailed in Note 4 – “Equity and Earnings per Share” to the unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For the current quarter, our net revenues were $1.91 billion and income before income taxes was $1.50 billion, compared to net revenues of $1.66 billion and income before income taxes of $1.31 billion in the prior-year quarter. Adjusted net revenues were $1.87 billion and adjusted income before income taxes was $1.45 billion, compared to adjusted net revenues of $1.61 billion and adjusted income before income taxes of $1.27 billion in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

•
Commission revenue increased 12% to $602 million on 18% higher DARTs and higher regulatory fees, which are passed through to customers. Customer trading volume in futures increased 13%, while stocks and options volumes decreased 24% and 1%, respectively.
•
Net interest income increased 19% to $1.15 billion primarily on higher average customer margin loans and customer credit balances.
•
Other fees and services increased 33% to $88 million, led by increases of $11 million in risk exposure fees, $3 million in payments for order flow from exchange-mandated programs, and $3 million in market data fees.
•
Execution, clearing and distribution fees increased 46% to $134 million, mainly driven by a $30 million increase in regulatory fees due to a higher SEC Section 31 transaction fee rate.
•
Pretax profit margin was 78% for the current quarter compared to 79% in the prior-year quarter. Adjusted pretax profit margin for the current quarter was 78% compared to 79% in the prior-year quarter.
•
Total equity as of September 30, 2026, was $23.3 billion.

In connection with our currency diversification strategy, as of September 30, 2026, approximately 24% of our equity was denominated in currencies other than the U.S. dollar. In the current quarter, our currency diversification strategy decreased our comprehensive earnings by $4 million (compared to an decrease of $33 million in the prior-year quarter), as the U.S. dollar value of the GLOBAL decreased by approximately 0.08% compared to its value as of June 30, 2026. The effects of our currency diversification strategy are reported as (1) a component of “Other income” (gain of $40 million) in the condensed consolidated statements of comprehensive income and (2) other comprehensive income (“OCI”) (loss of $44 million) in the condensed consolidated statements of financial condition and the condensed consolidated statements of comprehensive income. The full effect of the GLOBAL is captured in comprehensive income.

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

•
The adoption of artificial intelligence ("AI") technologies across the financial services industry may accelerate competitive dynamics and innovation cycles. In addition, increased use of AI by threat actors or market participants could amplify cybersecurity risks, market manipulation risks, or operational complexity.

•
Benchmark interest rates tend to fluctuate with economic conditions. Changes in interest rates may not be predictable.

•
Fiscal and/or monetary policy may change and impact the financial services business and securities markets.

•
New legislation or modifications to existing regulations and rules could occur in the future. Scrutiny of the use of AI and information security by regulatory and legislative authorities has increased.

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

EXECUTED ORDER VOLUMES:

(in thousands, except %)

	Customer	%	Principal	%	Total	%
Period	Orders	Change	Orders	Change	Orders	Change
2023	483,015		29,712		512,727
2024	661,666	37%	63,348	113%	725,014	41%
2025	915,616	38%	121,972	93%	1,037,588	43%

3Q2025	229,635		30,659		260,294
3Q2026	273,486	19%	37,616	23%	311,102	20%

2Q2026	299,110		45,070		344,180
3Q2026	273,486	(9%)	37,616	(17%)	311,102	(10%)

CONTRACT AND SHARE VOLUMES:

(in thousands, except %)

TOTAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	1,020,736		209,034		252,742,847
2024	1,344,855	32%	218,327	4%	307,489,711	22%
2025	1,668,228	24%	241,631	11%	421,707,895	37%

3Q2025	428,524		52,233		119,250,686
3Q2026	426,182	(1%)	59,134	13%	91,432,625	(23%)

2Q2026	459,831		65,909		109,464,979
3Q2026	426,182	(7%)	59,134	(10%)	91,432,625	(16%)

CUSTOMER

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	981,172		206,073		248,588,960
2024	1,290,770	32%	214,864	4%	302,040,873	22%
2025	1,623,384	26%	240,120	12%	417,457,770	38%

3Q2025	418,389		51,936		118,307,826
3Q2026	415,215	(1%)	58,677	13%	90,219,440	(24%)

2Q2026	446,906		65,337		108,174,094
3Q2026	415,215	(7%)	58,677	(10%)	90,219,440	(17%)

1.
Futures contract volume includes options on futures.

PRINCIPAL

	Options	%	Futures [1]	%	Stocks	%
Period	(contracts)	Change	(contracts)	Change	(shares)	Change
2023	39,564		2,961		4,153,887
2024	54,085	37%	3,463	17%	5,448,838	31%
2025	44,844	(17%)	1,511	(56%)	4,250,125	(22%)

3Q2025	10,135		297		942,860
3Q2026	10,967	8%	457	54%	1,213,185	29%

2Q2026	12,925		572		1,290,885
3Q2026	10,967	(15%)	457	(20%)	1,213,185	(6%)

1.
Futures contract volume includes options on futures.

CUSTOMER STATISTICS:

Year over Year	3Q2026	3Q2025	% Change
Total Accounts (in thousands)	5,576	4,127	35%
Customer Equity (in billions) [1]	$965	$758	27%
Total Customer DARTs (in thousands) [2]	4,273	3,616	18%

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.59	$2.70	(4%)
Cleared Avg. DARTs per Account (Annualized)	168	195	(14%)

Consecutive Quarters	3Q2026	2Q2026	% Change
Total Accounts (in thousands)	5,576	5,185	8%
Customer Equity (in billions) [1]	$965	$930	4%
Total Customer DARTs (in thousands) [2]	4,273	4,824	(11%)

Cleared Customers
Commission per Cleared Commissionable Order [3]	$2.59	$2.64	(2%)
Cleared Avg. DARTs per Account (Annualized)	168	207	(19%)

1.
Excludes non‑customers.
2.
Daily average revenue trades (“DARTs”) are based on customer orders.
3.
Commissionable order – a customer order that generates commissions.

Results of Operations

The table below presents our consolidated results of operations for the periods indicated. The period‑to‑period comparisons below of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except share and per share amounts)

Revenues
Commissions	$602	$537	$1,888	$1,567
Other fees and services	88	66	261	206
Other income	70	85	215	192
Total non-interest income	760	688	2,364	1,965

Interest income	2,433	2,101	6,616	5,710
Interest expense	(1,279)	(1,134)	(3,501)	(3,113)
Total net interest income	1,154	967	3,115	2,597
Total net revenues	1,914	1,655	5,479	4,562

Non-interest expenses
Execution, clearing and distribution fees	134	92	382	329
Employee compensation and benefits	167	156	516	473
Occupancy, depreciation and amortization	29	24	83	72
Communications	11	11	34	32
General and administrative	78	62	214	185
Customer bad debt	(1)	(2)	10	-
Total non-interest expenses	418	343	1,239	1,091
Income before income taxes	1,496	1,312	4,240	3,471
Income tax expense	148	126	383	315
Net income	1,348	1,186	3,857	3,156
Less net income attributable to noncontrolling interests	1,034	923	2,964	2,456
Net income available for common stockholders	$314	$263	$893	$700

Earnings per share
Basic	$0.69	$0.59	$1.99	$1.59
Diluted	$0.69	$0.59	$1.98	$1.58

Weighted average common shares outstanding
Basic	452,266,631	444,060,813	448,564,570	439,434,716
Diluted	453,923,924	446,528,983	450,818,725	442,507,940

Comprehensive income
Net income available for common stockholders	$314	$263	$893	$700
Other comprehensive income
Cumulative translation adjustment, before income taxes	(12)	(10)	(48)	97
Income taxes related to items of other comprehensive income	-	-	-	-
Other comprehensive income (loss), net of tax	(12)	(10)	(48)	97
Comprehensive income available for common stockholders	$302	$253	$845	$797

Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	$1,034	$923	$2,964	$2,456
Other comprehensive income - cumulative translation adjustment	(32)	(28)	(132)	278
Comprehensive income attributable to noncontrolling interests	$1,002	$895	$2,832	$2,734

Three Months Ended September 30, 2026 (“current quarter”) compared to the Three Months Ended September 30, 2025 (“prior-year quarter”)

Net Revenues

Total net revenues, for the current quarter, increased $259 million, or 16%, compared to the prior-year quarter, to $1.91 billion. The increase in net revenues was due to higher net interest income, commissions, and other fees and services; partially offset by lower other income.

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

Commissions, for the current quarter, increased $65 million, or 12%, compared to the prior-year quarter, to $602 million, on higher trade volume and higher regulatory fees, which are passed through to customers. Total futures contract volumes increased 13%, while stock share volume and options contract volumes decreased 24% and 1%, respectively. Total DARTs for the current quarter increased 18% to 4.3 million, compared to 3.6 million for the prior-year quarter. Average commission per commissionable order for cleared customers decreased 4% to $2.59 for the current quarter compared to $2.70 for the prior-year quarter, primarily due to smaller order sizes across all products.

Other Fees and Services

We earn fee income on services provided to customers, which includes market data fees, risk exposure fees, payments for order flow from exchange-mandated programs, FDIC sweep fees, and other fees and services charged to customers.

Other fees and services, for the current quarter, increased $22 million, or 33%, compared to the prior-year quarter, to $88 million, driven by an $11 million increase in risk exposure fees in a more risk-on environment, a $3 million increase in payments for order flow from exchange-mandated programs driven by strong options volumes, and a $3 million increase in market data fees due to our growing customer base.

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

Other income, for the current quarter, decreased $15 million, or 18%, compared to the prior-year quarter, to $70 million. This decrease was mainly due to $54 million related to our investing activities; partially offset by an increase of $36 million from our currency diversification strategy.

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

Net interest income (interest income less interest expense), for the current quarter, increased $187 million, or 19%, compared to the prior-year quarter, to $1.15 billion. The increase in net interest income was driven by higher average customer margin loans and customer credit balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current quarter, increased $239 million compared to the prior-year quarter, driven by increases of $34.8 billion, $33.2 billion and $13.2 billion in average customer credit balances, margin loans, and segregated cash and securities, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current quarter.

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

In the current quarter, average securities borrowed balances increased 36%, to $12.3 billion, and average securities loaned balances increased 75%, to $36.2 billion, compared to the prior-year quarter. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current quarter, net interest earned from securities lending transactions, as reported, decreased $68 million, or 51%, compared to the prior-year quarter. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $427 million in the current quarter, compared to $314 million in the prior-year quarter. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

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

	Three Months Ended September 30,
	2026	2025
	(in millions)
Average interest-earning assets
Segregated cash and securities	$95,092	$81,906
Customer margin loans	104,032	70,805
Securities borrowed	12,290	9,037
Other interest-earning assets	19,468	16,037
FDIC sweeps [1,4]	6,364	5,962
	$237,246	$183,747

Average interest-bearing liabilities
Customer credit balances	$176,566	$141,763
Securities loaned	36,203	20,691
Other interest-bearing liabilities	376	361
	$213,145	$162,815

Net interest income
Segregated cash and securities, net	$815	$786
Customer margin loans [3]	1,114	821
Securities borrowed and loaned, net [2]	65	133
Customer credit balances, net [3]	(1,028)	(945)
Other net interest income [1,4]	225	204
Net interest income [4]	$1,191	$999

Net interest margin ("NIM")	1.99%	2.16%

Annualized Yields
Segregated cash and securities	3.40%	3.81%
Customer margin loans	4.25%	4.60%
Customer credit balances	2.31%	2.64%

1.
Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the condensed consolidated statements of financial condition. Income derived from program deposits is reported in "Other net interest income" in the table above.
2.
We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table above, the total net interest income related to our securities lending activities would have been $427 million for the three months ended September 30, 2026, compared to $314 million for the three months ended September 30, 2025. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table above, so it would have no effect on our overall net interest income or net interest margin.
3.
Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).
4.
Includes income from financial instruments that has the same characteristics as interest, but is reported in "Other fees and services" and "Other income" in the condensed consolidated statements of comprehensive income. For the three months ended September 30, 2026 and 2025, $11 million and $10 million were reported in "Other fees and services", respectively; and $26 million and $22 million were reported in "Other income", respectively.

Non‑Interest Expenses

Non-interest expenses, for the current quarter, increased $75 million, or 22%, compared to the prior-year quarter, to $418 million, mainly due to a $42 million increase in execution, clearing and distribution fees; a $16 million increase in general and administrative expenses; an $11 million increase in employee compensation and benefits; a $5 million increase in occupancy, depreciation and amortization expenses; and a $1 million increase in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 22% for the current quarter and 21% for the prior-year quarter.

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

Execution, clearing and distribution fees, for the current quarter, increased $42 million, or 46%, compared to the prior-year quarter, to $134 million, mainly driven by a $26 million increase in regulatory fees, largely from the re-initiation on April 4, 2026 of SEC Section 31 transaction fees, which had been set to zero since May 14, 2025; and a $9 million increase in market data fees. SEC fees, as with other regulatory fees, are passed through to customers. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for the current quarter and 6% for the prior-year quarter.

Employee Compensation and Benefits

Employee compensation and benefits include salaries, bonuses and other incentive compensation plans, group insurance, contributions to benefit programs and other related employee costs.

Employee compensation and benefits expenses, for the current quarter, increased $11 million, or 7%, compared to the prior-year quarter, to $167 million, associated with a combination of staffing increases and inflation. The average number of employees increased 5% to 3,274 for the current quarter, compared to 3,109 for the prior-year quarter. As we continue to grow, our focus on automation has allowed us to increase our staff at a relatively modest pace. As a percentage of total net revenues, employee compensation and benefits expenses were 9% for both the current quarter and the prior-year quarter.

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

Occupancy, depreciation and amortization expenses, for the current quarter, increased $5 million, or 21%, compared to the prior-year quarter, to $29 million, mainly due to higher rent expense for new offices and depreciation of computer equipment, as we continue to expand our data centers globally. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for the current quarter and 1% for the prior-year quarter.

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

General and administrative expenses, for the current quarter, increased $16 million, or 26%, compared to the prior-year quarter, to $78 million, driven primarily by a $9 million increase in advertising expenses. As a percentage of total net revenues, general and administrative expenses were 4% for both the current quarter and the prior-year quarter.

Customer Bad Debt

Customer bad debt expense consists primarily of losses incurred by customers in excess of their assets with us, net of amounts recovered by us.

Customer bad debt expense, for the current quarter, reflected net collections recovered from customers of $1 million, compared to a slightly higher net recovery amount in the prior-year quarter.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current quarter, increased $22 million, or 17%, compared to the prior-year quarter, to $148 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 26.2% in the prior-year quarter to 26.6% in the current quarter; partially offset by (4) higher foreign tax credits.

The table below presents information about our income tax expense for the periods indicated.

	Three Months Ended September 30,
	2026	2025
	(in millions, except %)
Consolidated
Consolidated income before income taxes	$1,496	$1,312
Exclude IBG, Inc. stand-alone (income) loss before income taxes	—	—
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	—	2
Operating subsidiaries income before income taxes	$1,496	$1,314

Operating subsidiaries
Income before income taxes	$1,496	$1,314
Income tax expense	88	62
Net income available to members	$1,408	$1,252

IBG, Inc.
Average ownership percentage in IBG LLC	26.6%	26.2%
Net income available to IBG, Inc. from operating subsidiaries	$374	$328
IBG, Inc. stand-alone income (loss) before income taxes	—	—
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	—	(1)
Income before income taxes	374	327
Income tax expense	60	64
Net income available to common stockholders	$314	$263

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$88	$62
Income tax expense attributable to IBG, Inc.	60	64
Consolidated income tax expense	$148	$126

1.
Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of the Company's Stock Incentive Plan restricted stock units and shares for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current quarter, increased $184 million, or 14%, compared to the prior-year quarter, to $1.50 billion. Pretax profit margin was 78% for the current quarter and 79% for the prior-year quarter.

Comparing our operating results for the current quarter to the prior-year quarter using non-GAAP financial measures, adjusted net revenues were $1.87 billion, up 16%; adjusted income before income taxes was $1.45 billion, up 15%; and adjusted pre-tax profit margin was 78% for the current quarter compared to 79% for the prior-year quarter. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

nine months ended September 30, 2026 (“current nine-month period”) compared to the nine months ended September 30, 2025 (“prior-year nine-month period”)

Net Revenues

Total net revenues, for the current nine-month period, increased $917 million, or 20%, compared to the prior-year nine-month period, to $5.48 billion. The increase in net revenues was due to higher net interest income, commissions, other fees and services, and other income.

Commissions

Commissions, for the current nine-month period, increased $321 million, or 20%, compared to the prior-year nine-month period, to $1.89 billion, driven by higher customer trading volumes in stocks, options and futures, higher DARTs, and higher regulatory fees, which are passed through to customers. Total customer futures and option contract volumes and stock share volumes increased 12%, 10% and 3%, respectively. Total DARTs for the current nine-month period increased 26% to 4.5 million, compared to 3.6 million for the prior-year nine-month period. Average commission per commissionable order for cleared customers, for the current nine-month period, decreased 2% to $2.64, compared to $2.70 for the prior-year nine-month period, mainly due to greater capture of liquidity rebates passed through to customers.

Other Fees and Services

Other fees and services, for the current nine-month period, increased $55 million, or 27%, compared to the prior-year nine-month period, to $261 million, mainly driven by a $18 million increase in risk exposure fees in a more risk-on environment than the prior-year nine-month period, a $14 million increase in payments for order flow from exchange-mandated programs driven by higher customer trading volumes, a $8 million increase in market data fees due to our growing customer base, and a $4 million increase in FDIC sweep fees on higher customer balances.

Other Income

Other income, for the current nine-month period, increased $23 million, or 12%, compared to the prior-year nine-month period, to $215 million. This increase was mainly due to $68 million related to our currency diversification strategy, partially offset by $44 million related to our investing activities.

Interest Income and Interest Expense

Net interest income (interest income less interest expense), for the current nine-month period, increased $518 million, or 20%, compared to the prior-year nine-month period, to $3.12 billion. The increase in net interest income was driven by higher average customer margin loans and customer credit balances, partially offset by lower benchmark interest rates.

Net interest income on customer balances, for the current nine-month period, increased $575 million compared to the prior-year nine-month period, driven by increases of $38.4 billion, $31.3 billion, and $16.4 billion in average customer credit balances, margin loans, and segregated cash and securities, respectively. Yields on all three components decreased as rates have declined worldwide. See the “Business Environment” section above in this Item 2 for a further discussion about the change in interest rates in the current nine-month period.

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

In the current nine-month period, average securities borrowed balances increased 44%, to $10.1 billion, and average securities loaned balances increased 76%, to $31.7 billion, compared to the prior-year nine-month period. Net interest earned from securities lending is affected by the level of demand for securities positions held by our customers that investors are looking to sell short. During the current nine-month period, net interest earned from securities lending transactions decreased $62 million, or 30%, compared to the prior-year nine-month period. However, as noted above, the rise in benchmark interest rates from near zero in 2022 has shifted a portion of the interest reported as generated by lending securities to interest income on segregated cash (see further explanation above). It should be noted that securities lending transactions entered into to support customer activity may produce interest income (expense) that is offset by interest expense (income) related to customer balances.

We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table below, the total net interest income related to our securities lending activities would have been $1.04 billion in the current nine-month period, compared to $751 million in the prior-year nine-month period. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table below, so it would have no effect on our overall net interest income or net interest margin.

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing liabilities for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Average interest-earning assets
Segregated cash and securities	$92,344	$75,934
Customer margin loans	96,654	65,380
Securities borrowed	10,075	6,995
Other interest-earning assets	18,503	14,784
FDIC sweeps [1,5]	6,366	5,329
	$223,942	$168,422

Average interest-bearing liabilities
Customer credit balances	$168,637	$130,262
Securities loaned	31,710	18,007
Other interest-bearing liabilities	361	160
	$200,708	$148,429

Net interest income
Segregated cash and securities, net [2]	$2,307	$2,205
Customer margin loans [4]	3,007	2,305
Securities borrowed and loaned, net [3]	142	204
Customer credit balances, net [4]	(2,848)	(2,619)
Other net interest income [1,5]	636	559
Net interest income [5]	$3,244	$2,654

Net interest margin ("NIM")	1.94%	2.11%

Annualized Yields
Segregated cash and securities	3.34%	3.88%
Customer margin loans	4.16%	4.71%
Customer credit balances	2.26%	2.69%

1.
Represents the average amount of customer cash swept into FDIC-insured banks as part of our Insured Bank Deposit Sweep Program. This item is not recorded in the Company's condensed consolidated statements of financial condition. Income derived from program deposits is reported in "Other net interest income" in the table above.
2.
Net interest income on “Segregated cash and securities, net” for the nine months ended September 30, 2025, excludes $26 million of interest income, recorded in the condensed consolidated statements of comprehensive income, related to taxes withheld at source in prior periods, which were determined to be fully refundable.
3.
We estimate that if the interest earned and paid on cash collateral related to our securities lending transactions were included under “Securities borrowed and loaned, net” in the table above, the total net interest income related to our securities lending activities would have been $1.04 billion for the nine months ended September 30, 2026, compared to $751 million for the nine months ended September 30, 2025. Such additional interest attributed to our securities lending activities would be reclassified from net interest income on “Segregated cash and securities, net” and “Customer credit balances, net” in the table above, so it would have no effect on our overall net interest income or net interest margin.
4.
Interest income and interest expense on customer margin loans and customer credit balances, respectively, are calculated on daily cash balances within each customer’s account on a net basis, which may result in an offset of balances across multiple account segments (e.g., between securities and commodities segments).
5.
Includes income from financial instruments that has the same characteristics as interest, but is reported in "Other fees and services" and "Other income" in the Company’s condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2026 and 2025, $33 million and $27 million were reported in "Other fees and services", respectively; and $96 million and $56 million were reported in "Other income", respectively.

Non‑Interest Expenses

Non-interest expenses, for the current nine-month period, increased $148 million, or 14%, compared to the prior-year nine-month period, to $1.24 billion, mainly due to a $53 million increase in execution, clearing and distribution fees, a $43 million increase in employee compensation and benefits, a $29 million increase in general and administrative expenses, an $11 million increase in occupancy, depreciation and amortization expense and a $10 million increase in customer bad debt expense. As a percentage of total net revenues, non-interest expenses were 23% for the current nine-month period and 24% for the prior-year nine-month period.

Execution, Clearing and Distribution Fees

Execution, clearing and distribution fees, for the current nine-month period, increased $53 million, or 16%, compared to the prior-year nine-month period, to $382 million, mainly driven by (1) a $26 million increase in clearing and brokerage fees due to higher customer trading volumes, (2) a $21 million increase in regulatory fees mostly from the re-initiation on April 4, 2026 of SEC Section 31 transaction fees, which had been set to zero since May 14, 2025; and (3) a $13 million increase in market data fees; partially offset by (4) a $12 million decrease in exchange fees due to greater capture of liquidity rebates on higher customer trading volumes. As a percentage of total net revenues, execution, clearing and distribution fees were 7% for both the current nine-month period and the prior-year nine-month period.

Employee Compensation and Benefits

Employee compensation and benefits expenses, for the current nine-month period, increased $43 million, or 9%, compared to the prior-year nine-month period, to $516 million associated with a combination of staffing increases, inflation, and a $6 million increase in U.S. Social Security and Medicare and other social insurance taxes driven by the annual vesting of the Company’s Stock Incentive Plan units at a higher stock price than in the prior year. The average number of employees increased 6% to 3,241 for the current nine-month period, compared to 3,061 for the prior-year nine-month period. As we continue to grow, our focus on automation has allowed us to increase our staff at a relatively modest pace. As a percentage of total net revenues, employee compensation and benefits expenses were 9% for the current nine-month period and 10% for the prior-year nine-month period.

Occupancy, Depreciation and Amortization

Occupancy, depreciation and amortization expenses, for the current nine-month period, increased $11 million, or 15%, compared to the prior-year nine-month period, to $83 million, mainly due to higher rent expense for new offices and depreciation of computer equipment, as we continue to expand our data centers globally. As a percentage of total net revenues, occupancy, depreciation and amortization expenses were 2% for both the current nine-month period and the prior-year nine-month period.

Communications

Communications expenses, for the current nine-month period increased $2 million, or 6%, compared to the prior-year nine-month period, to $34 million. As a percentage of total net revenues, communications expenses were 1% for both the current nine-month period and the prior-year nine-month period.

General and Administrative

General and administrative expenses, for the current nine-month period, increased $29 million, or 16%, compared to the prior-year nine-month period, to $214 million, led by a $17 million increase in advertising expense. As a percentage of total net revenues, general and administrative expenses were 4% for both the current nine-month period and the prior-year nine-month period.

Customer Bad Debt

Customer bad debt expense, for the current nine-month period, increased $10 million compared to the prior-year nine-month period, to $10 million, mainly due to customer losses related to a corporate action during the current nine-month period.

Income Tax Expense

We pay U.S. federal, state and local income taxes on our taxable income, which is proportional to the percentage we own of IBG LLC. Also, our operating subsidiaries are subject to income tax in the respective jurisdictions in which they operate.

Income tax expense, for the current nine-month period, increased $68 million, or 22%, compared to the prior-year nine-month period, to $383 million, primarily due to (1) higher income before taxes at our operating subsidiaries outside the U.S.; (2) higher income before income taxes subject to U.S. income tax at IBG, Inc.; and (3) IBG, Inc.’s higher average ownership percentage of IBG LLC, which rose from 26.0% in the prior-year nine-month period to 26.4% in the current nine-month period; partially offset by (4) higher tax deductions driven by the annual vesting of the Company’s Stock Incentive Plan restricted stock units at a higher stock price than in the prior-year nine-month period.

The table below presents information about our income tax expense for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(in millions, except %)
Consolidated
Consolidated income before income taxes	$4,240	$3,471
Exclude IBG, Inc. stand-alone (income) loss before income taxes	—	—
Add-back IBG LLC net gain (loss) on IBKR shares eliminated in consolidation [1]	8	14
Operating subsidiaries income before income taxes	$4,248	$3,485

Operating subsidiaries
Income before income taxes	$4,248	$3,485
Income tax expense	213	154
Net income available to members	$4,035	$3,331

IBG, Inc.
Average ownership percentage in IBG LLC	26.4%	26.0%
Net income available to IBG, Inc. from operating subsidiaries	$1,066	$865
IBG, Inc. stand-alone income (loss) before income taxes	—	—
Elimination of IBG, Inc.'s portion of IBG LLC net (gain) loss on IBKR shares [1]	(3)	(4)
Income before income taxes	1,063	861
Income tax expense	170	161
Net income available to common stockholders	$893	$700

Consolidated income tax expense
Income tax expense attributable to operating subsidiaries	$213	$154
Income tax expense attributable to IBG, Inc.	170	161
Consolidated income tax expense	$383	$315

1.
Represents the net gains or losses from the Company’s common stock (IBKR shares) held in treasury related to shares withheld from employees to satisfy their tax withholding obligations related to the annual vesting of the Company's Stock Incentive Plan restricted stock units and shares held for distribution to eligible customers participating in one or more promotions.

Operating Results

Income before income taxes, for the current nine-month period, increased $769 million, or 22%, compared to the prior-year nine-month period, to $4.24 billion. Pretax profit margin was 77% for the current nine-month period and 76% for the prior-year nine-month period.

Comparing our operating results for the current nine-month period to the prior-year nine-month period using non-GAAP financial measures, adjusted net revenues were $5.43 billion, up 21%; adjusted income before income taxes was $4.20 billion, up 24%; and adjusted pre-tax profit margin was 77% for the current nine-month period compared to 76% for the prior-year nine-month period. See the “Non-GAAP Financial Measures” section below in this Item 2 for additional details.

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

1.
Refers to generally accepted accounting principles in the United States.

The tables below present a reconciliation of consolidated GAAP to non-GAAP financial measures for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted net revenues (in millions)
Net revenues - GAAP	$1,914	$1,655	$5,479	$4,562
Non-GAAP adjustments
Currency diversification strategy, net	(40)	(4)	(87)	(19)
Mark-to-market on investments	(3)	(41)	42	(57)
Total non-GAAP adjustments [1]	(42)	(45)	(44)	(76)
Adjusted net revenues [1]	$1,872	$1,610	$5,435	$4,486

Adjusted income before income taxes (in millions)
Income before income taxes - GAAP	$1,496	$1,312	$4,240	$3,471
Non-GAAP adjustments
Currency diversification strategy, net	(40)	(4)	(87)	(19)
Mark-to-market on investments	(3)	(41)	42	(57)
Total non-GAAP adjustments [1]	(42)	(45)	(44)	(76)
Adjusted income before income taxes [1]	$1,454	$1,267	$4,196	$3,395

Adjusted pre-tax profit margin	78%	79%	77%	76%

Adjusted net income available for common stockholders (in millions)
Net income available for common stockholders - GAAP	$314	$263	$893	$700
Non-GAAP adjustments
Currency diversification strategy, net	(11)	(1)	(23)	(5)
Mark-to-market on investments	(1)	(11)	11	(15)
Income tax effect of above adjustments [2]	2	3	2	5
Total non-GAAP adjustments [1]	(9)	(9)	(10)	(15)
Adjusted net income available for common stockholders [1]	$305	$254	$883	$685

Adjusted diluted EPS (in dollars, except share amounts)
Diluted EPS - GAAP	$0.69	$0.59	$1.98	$1.58
Non-GAAP adjustments
Currency diversification strategy, net	(0.02)	(0.00)	(0.05)	(0.01)
Mark-to-market on investments	(0.00)	(0.02)	0.03	(0.03)
Income tax effect of above adjustments [2]	0.01	0.01	0.00	0.02
Total non-GAAP adjustments [1]	(0.02)	(0.02)	(0.02)	(0.03)
Adjusted diluted EPS [1]	$0.67	$0.57	$1.96	$1.55

Diluted weighted average common shares outstanding	453,923,924	446,528,983	450,818,725	442,507,940

1.
Amounts may not add due to rounding.

2. The income tax effect is estimated using the statutory income tax rates applicable to the Company.

Liquidity and Capital Resources

We maintain a highly liquid balance sheet. The majority of our assets consists of investments of customer funds, collateralized receivables arising from customer‑related and proprietary securities transactions, and exchange‑listed marketable securities, which are marked‑to‑market daily. Collateralized receivables consist primarily of customer margin loans, securities borrowed, and securities purchased under agreements to resell. As of September 30, 2026, total assets were $243.2 billion of which $240.6 billion, or 98.9%, were considered liquid.

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

As of September 30, 2026, liability balances in connection with payables to customers and short-term borrowings were higher than their average monthly balances during the current quarter, and liability balances in connection securities loaned were lower than their average monthly balance during the current quarter.

Cash and cash equivalents held by our non‑U.S. operating subsidiaries as of September 30, 2026, were $2.3 billion ($2.0 billion as of December 31, 2025). These funds are primarily intended to finance each individual operating subsidiary’s local operations, and thus would not be available to fund U.S. domestic operations unless repatriated through payment of dividends to IBG LLC. As of September 30, 2026, we had no intention to repatriate any amounts from non-U.S. operating subsidiaries. With the enactment of the U.S. Tax Cuts and Jobs Act on December 22, 2017, we recognized a liability for the one-time transition tax on deemed repatriation of earnings of some of our foreign subsidiaries for the year ended December 31, 2017, which was paid over eight years ending in 2025. As a result, in the event dividends were to be paid to the Company in the future by a non‑U.S. operating subsidiaries, the Company would not be required to accrue and pay income taxes on such dividends, except for foreign taxes in the form of dividend withholding tax, and in connection with accumulated other comprehensive income/loss from currency exchange rate changes not previously taxed in the U.S., if any, imposed on the recipient of the distribution or dividend distribution tax imposed on the payor of the distribution.

Historically, our consolidated equity has consisted primarily of accumulated retained earnings, which to date have been sufficient to fund our operations and growth. Our consolidated equity increased 19% to $23.3 billion as of September 30, 2026, from $19.5 billion as of September 30, 2025. This increase is attributable to total comprehensive income, partially offset by distributions and dividends paid during the last four quarters.

Cash Flows

The table below presents our cash flows from operating activities, investing activities and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$10,685	$14,202
Net cash used in investing activities	(267)	(112)
Net cash used in financing activities	(903)	(786)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(180)	375
Increase in cash, cash equivalents, and restricted cash	$9,335	$13,679

Our cash, cash equivalents, and restricted cash (i.e., cash and cash equivalents that are subject to withdrawal or usage restrictions) increased by $9.34 billion to $64.6 billion for the nine months ended September 30, 2026.

Operating Activities

Our cash flows from operating activities are largely a reflection of the changes in customer credit and margin loan balances. We raised $10.7 billion in net cash from operating activities mainly driven by customer credit balances and securities loaned which increased $26.1 billion and $10.5 billion, respectively; partially offset by receivables from customers and securities segregated for regulatory purposes, which increased $15.1 billion and $11.9 billion, respectively.

Investing Activities

Our cash flows from investing activities are primarily related to other investments, capitalized internal software development, purchases and sales of memberships, trading rights and shares at exchanges where we trade, and strategic investments where such investments may enable us to offer better execution alternatives to our current and prospective customers, allow us to influence exchanges to provide competing products at better prices using sophisticated technology, or enable us to acquire either technology or customers faster than we could develop them on our own. We used net cash of $267 million in our investing activities primarily for purchases of other investments and property, equipment, and intangible assets, partially offset by distributions received and proceeds from sales of other investments.

Financing Activities

Our cash flows from financing activities are comprised of short-term borrowings, capital transactions, and payments made to Holdings under the Tax Receivable Agreement. Short-term borrowings from banks are part of our daily cash management in support of operating activities. Capital transactions consist primarily of quarterly dividends paid to common stockholders and related distributions paid to Holdings. We used net cash of $903 million in our financing activities, primarily for distributions to noncontrolling interests, dividends paid to common stockholders, and payments made to Holdings under the Tax Receivable Agreement.

nine months ended September 30, 2025: For a discussion of changes in cash flows for the nine months ended September 30, 2025 refer to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025.

Regulatory Capital Requirements

As of September 30, 2026, all operating subsidiaries were in compliance with their respective regulatory capital requirements. For additional information regarding our regulatory capital requirements see Note 15 – ‘‘Regulatory Requirements’’ to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

We expect capital expenditures to remain primarily focused on technology infrastructure, system capacity, cybersecurity, and regulatory requirements. Our capital expenditures are comprised of compensation costs of our software engineering staff for development of software for internal use and expenditures for computer, networking and communications hardware, and leasehold improvements. These expenditure items are reported as property, equipment, and intangible assets. Capital expenditures for property, equipment, and intangible assets were $88 million and $45 million for the nine months ended September 30, 2026 and 2025, respectively. In the future, we plan to meet capital expenditure needs with cash from operations and cash on hand, as we continue our focus on technology infrastructure initiatives to further enhance our competitive position. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either upward or downward) to match our actual performance. If we pursue any additional strategic acquisitions, we may incur additional capital expenditures.

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

Investments in U.S. Government Securities

We invest in U.S. government securities to satisfy U.S. regulatory requirements. As a broker-dealer, unlike banks, we are required to mark these investments to market even though we intend to hold them to maturity. Sudden increases (decreases) in interest rates will cause mark-to-market losses (gains) on these securities, which are recovered (eliminated) if we hold them to maturity, as currently intended. As of September 30, 2026, substantially all of our U.S. government securities had maturities within three months. The impact of changes in interest rates is further described in Part I, Item 3 of this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of September 30, 2026, there were no definitive agreements with respect to any material acquisition.

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

The U.S. dollar value of the GLOBAL decreased 0.66% as of September 30, 2026, compared to September 30, 2025. As of September 30, 2026, approximately 24% of our equity was denominated in currencies other than the U.S. dollar.

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

The table below presents a comparison of the U.S. dollar equivalent of the GLOBAL for the periods indicated.

		As of 9/30/2025				As of 9/30/2026
			GLOBAL in	% of	Net Equity		GLOBAL in	% of	Net Equity	CHANGE in
Currency	Composition	FX Rate	USD Equiv.	Comp.	(in USD millions)	FX Rate	USD Equiv.	Comp.	(in USD millions)	% of Comp.
USD	0.72	1.0000	0.720	75.0%	$14,612	1.0000	0.720	75.5%	$17,557	0.5%
EUR	0.09	1.1734	0.106	11.0%	2,143	1.1330	0.102	10.7%	2,486	-0.3%
JPY	3.91	0.0068	0.026	2.8%	537	0.0064	0.025	2.6%	606	-0.1%
GBP	0.02	1.3445	0.027	2.8%	546	1.3264	0.027	2.8%	647	0.0%
CHF	0.02	1.2556	0.025	2.6%	510	1.1965	0.024	2.5%	584	-0.1%
CNH	0.13	0.1403	0.018	1.9%	370	0.1491	0.019	2.0%	472	0.1%
INR	1.10	0.0113	0.012	1.3%	251	0.0104	0.011	1.2%	279	-0.1%
CAD	0.02	0.7184	0.011	1.1%	219	0.7026	0.011	1.1%	257	0.0%
AUD	0.02	0.6613	0.010	1.0%	201	0.6945	0.010	1.1%	254	0.1%
HKD	0.04	0.1285	0.004	0.5%	91	0.1274	0.004	0.5%	109	0.0%
			0.960	100.0%	$19,480		0.954	100.0%	$23,251	0.0%

Interest Rate Risk

We had no variable-rate debt outstanding as of September 30, 2026.

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

Based on customer balances and investments outstanding as of September 30, 2026, and assuming reinvestment of maturing instruments in instruments of short-term duration, an increase of 0.25% over current U.S. dollar interest rate levels would increase our net interest income by $83 million on an annualized basis, assuming the full effect of reinvestment at higher rates. A 0.25% increase in all the relevant non-U.S. dollar benchmark rates would increase our net interest income by $35 million on an annualized basis. Our interest rate sensitivity estimate contains separate assumptions for U.S. dollar rates from other currencies’ rates and it isolates the effects of a rate increase on reinvestments. We do not approximate mark-to-market impact from interest rate changes; if U.S. government securities whose prices were to fall under these scenarios were held to maturity, as intended, then the reduction in other income would be temporary, as the securities would mature at par value. If such securities were sold prior to maturity, the loss would be realized and the proceeds reinvested at prevailing higher interest rates.

We also face the potential for reduced net interest income from customer deposits and margin loans if benchmark rates were to fall. Based on customer balances and investments outstanding as of September 30, 2026, and assuming reinvestment of maturing instruments in instruments of short-term duration, a decrease in U.S. dollar interest rates of 0.25% would decrease our net interest income by $83 million on an annualized basis, assuming the full effect of reinvestment at lower rates. A 0.25% decrease in all the relevant non-U.S. dollar benchmark rates would decrease our net interest income by $35 million on an annualized basis.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off‑balance‑sheet risk if collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2026, we had $105.6 billion in margin loans extended to our customers. The amount of risk to which we are exposed from the margin loans we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. Our account level margin requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve and FINRA portfolio margin rules, as applicable. As a matter of practice, we enforce real‑time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed under Part 1, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 27, 2026, except as updated in Note 13 - “Commitments, Contingencies, and Guarantees” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of IBG LLC membership interests, held by Holdings, by the Company are governed by the Amended Exchange Agreement, which was filed on Exhibit 10.1 to the Quarterly Report on Form 10-Q for Quarterly Period Ended September 30, 2015, filed by the Company on November 9, 2015. At the time of the Company’s IPO in 2007, three hundred sixty (360) million shares, 1.440 billion shares on a post-split basis, of authorized common stock were reserved for future sales and redemptions.

On an annual basis, each holder of a membership interest may request that some or all of that holder’s interest be redeemed by Holdings. We expect Holdings to use the net proceeds it receives from such sales to redeem an identical number of Holdings membership interests from the requesting holders.

With the consent of Holdings and the Company (on its own behalf and acting as the sole managing member of IBG LLC), IBG LLC agreed in July 2026 to redeem certain membership interests from Holdings through the sale of common stock and the distribution of the proceeds of such sale to the beneficial owners of such membership interests.

On July 31, 2026, the Company filed a Prospectus Supplement on Form 424B5 with the SEC to issue 2,499,567 shares of common stock (with a fair value of $220 million) in exchange for an equivalent number of shares of member interest in IBG LLC. The acquired shares were distributed in-kind to the members of Holdings who elected to redeem a portion of their Holdings membership interests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408(c) of Regulation S-K.

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

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, are the following materials formatted in iXBRL (Inline eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity and (v) Notes to the Condensed Consolidated Financial Statements tagged in detail levels 1‑4.

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

Date: November 5, 2026